Form 10-Q
period 1996-06-28
NU KOTE HOLDING INC /DE/
filed 1996-08-12
CIK 812423

                                FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended                              June 28, 1996
- ----------------------------------------------------------------------------
Commission file number                                    0-20287
- ----------------------------------------------------------------------------
                             NU-KOTE HOLDING, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     16-1296153
- ----------------------------------------------------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


 17950 PRESTON ROAD, SUITE 690, DALLAS, TEXAS               75252
- ----------------------------------------------------------------------------
 (Address of principal executive offices)                 (Zip Code)


                              (214) 250-2785
- ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes      X        No
          -------        -------

Number of shares of common stock of registrant outstanding at August 7, 1996:


            Class                                         Outstanding
           -----                                          -----------
Class A common stock $.01 par value                        21,775,302



                      This report contains 18 pages.
                   The Index to Exhibits is on page 17.

                         NU-KOTE HOLDING, INC.

                         INDEX TO CONSOLIDATED
                          FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION

  Consolidated Balance Sheets as of
    June 28, 1996 and March 31, 1996                               3

  Consolidated Statements of Operations and Retained
    Earnings (Deficit) for the Three Month Periods
    Ended June 28, 1996 and June 30, 1995                          4

 Consolidated Statements of Cash Flows for the Three
    Month Periods Ended June 28, 1996 and June 30, 1995            5

 Notes to Consolidated Financial Statements                        6

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations                           12

PART II - OTHER INFORMATION

 Other Information                                                15

 Signature Page                                                   16

 Index to Exhibits                                                17

                 NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             (UNAUDITED)

                                              June 28,      March 31,
                                                1996          1996
                                                ----          ----
                               ASSETS

Current assets:
  Cash and cash equivalents                   $ 10,198     $  6,540
  Accounts receivable, net                      87,265       94,440
  Receivables from Pelikan                       5,159        5,622
  Inventories, net                             129,629      115,226
  Prepaid expenses                              12,898        9,618
  Deferred income taxes                          9,680        8,122
                                              --------     --------
        Total current assets                   254,829      239,568

Property, plant, and equipment, net             91,159       92,402
Other assets and deferred charges                7,536        7,430
Assets held for sale                             2,065        2,065
Intangibles, net                                24,423       24,950
                                              --------     --------
          Total assets                        $380,012     $366,415
                                              --------     --------
                                              --------     --------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans and current portion of
   long-term debt                             $  6,185     $  6,358
  Accounts payable                              52,213       50,565
  Payables to Pelikan                            3,270        2,481
  Compensation related liabilities              15,614       14,563
  Other accrued liabilities                     46,909       47,936
                                              --------     --------
        Total current liabilities              124,191      121,903

Long-term debt, net of current maturities      123,494      111,843
Other liabilities                               17,023       17,433
Deferred income taxes                           10,134       10,327
                                              --------     --------
        Total liabilities                      274,842      261,506
                                              --------     --------
Shareholders' equity:
  Preferred stock, $.01 par value,
  10,000,000 shares authorized; none issued
  Class A common stock, $.01 par value,
   40,000,000 shares authorized;
   22,323,609 and 22,292,008 shares issued         223          223
  Class B common stock, $.01 par value,
   15,000,000 shares authorized; none issued
  Additional paid-in capital                    91,573       91,178
  Retained earnings                             14,837       13,042
  Foreign currency translation adjustments      (1,237)         692
  Treasury stock, at cost, 550,000 shares         (226)        (226)
                                              --------     --------
        Total shareholders' equity             105,170      104,909
                                              --------     --------
                                              --------     --------
          Total liabilities and
           shareholders' equity               $380,012     $366,415
                                              --------     --------
                                              --------     --------


         The accompanying notes are an integral part of the consolidated financial statements.

                  NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                     AND RETAINED EARNINGS (DEFICIT)
    FOR THE THREE MONTH PERIODS ENDED JUNE 28, 1996 AND JUNE 30, 1995
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                      (Unaudited)
                                                ---------------------
                                                June 28,     June 30,
                                                  1996         1995
                                                  ----         ----
Net sales                                      $  87,457    $  104,122
Cost of sales                                     62,230        73,938
                                              ----------    ----------
        Gross margin                              25,227        30,184

Selling, general and administrative expenses      17,370        18,900
Research and development expenses                  2,560         2,033
Restructuring expense                              1,145           195
                                              ----------    ----------
    Operating income                               4,152         9,056

Interest expense                                   1,868         1,769
Other (income) items, net                           (711)         (676)
                                              ----------    ----------
Income before income taxes                         2,995         7,963
Provision for income taxes                         1,200         3,090
                                              ----------    ----------
    Net income                                     1,795         4,873

Retained earnings (deficit) - Beginning of
 period                                           13,042           (95)
                                              ----------    ----------
Retained earnings - End of period               $ 14,837       $ 4,778
                                              ----------    ----------
                                              ----------    ----------

Net income per share of common stock            $   0.08       $  0.22
                                              ----------    ----------
                                              ----------    ----------

Weighted average shares outstanding           22,498,935    22,335,118
                                              ----------    ----------
                                              ----------    ----------

             The accompanying notes are an integral part of the
                     consolidated financial statements.

                  NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE THREE MONTH PERIODS ENDED JUNE 28, 1996 AND JUNE 30, 1995
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              (Unaudited)
                                                         --------------------
                                                         June 28,    June 30,
                                                           1996        1995
                                                           ----        ----
Cash flows from operating activities:
  Net income                                             $  1,795     $  4,873
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Exchange gains                                           (859)        (769)
    Depreciation and amortization                           2,997        2,955
    Deferred income taxes                                  (1,751)      (1,241)
    Tax benefit from exercise of stock options                 75          469
    Other                                                    (675)      (2,954)
  Changes in working capital:
    Accounts receivable                                     7,638        8,338
    Inventories                                           (14,403)     (11,342)
    Prepaid expenses                                       (3,280)        (423)
    Accounts payable                                        2,437      (10,438)
    Compensation related liabilities                        1,051          236
    Other accrued liabilities                                 286        2,696
    Cash paid for restructuring                            (1,313)      (2,819)
                                                         --------     --------
        Net cash used in operating activities              (6,002)     (10,419)
                                                         --------     --------
Cash flows from investing activities:
  Purchase of property, plant and equipment                (3,353)      (2,110)
  Sale of property, plant and equipment                       317
                                                         --------     --------
        Net cash used in investing activities              (3,036)      (2,110)
                                                         --------     --------
Cash flows from financing activities:
  Borrowings on long-term debt and other loans             34,529       12,574
  Payments on long-term debt and other loans              (21,673)     (10,311)
  Exercise of stock options                                   320          588
                                                         --------     --------
        Net cash provided by financing activities          13,176        2,851
                                                         --------     --------
Effect of exchange rate changes on cash                      (480)         529
                                                         --------     --------
Net increase (decrease) in cash                             3,658       (9,149)

Cash and cash equivalents at beginning of period            6,540       17,049
                                                         --------     --------
Cash and cash equivalents at end of period               $ 10,198     $  7,900
                                                         --------     --------
                                                         --------     --------

           The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



1.  THE COMPANY

    Nu-kote Holding, Inc. ("Nu-kote") and its wholly-owned subsidiaries are referred to collectively as the "Company". The Company is one of the leading independent manufacturers and distributors of impact and non-impact imaging supplies for office and home printing devices, including the manufacture and distribution of a full line of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rolls, and carbon paper.

    The Company sells products primarily in the United States and Europe, directly to wholesale and retail markets, and also to original equipment manufacturers and distributors for resale under their brand names or private labels.
    The Company distributes through virtually all major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "super stores", warehouse clubs, information processing specialists, value added resellers, and mass market retailers.

    The consolidated balance sheet as of June 28, 1996 and the related consolidated statements of operations and retained earnings (deficit) and consolidated statements of cash flows for the three month periods ended June 28, 1996 and June 30, 1995 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock for the three month periods ended June 28, 1996 and June 30, 1995 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted net income per share of common stock are the same and, therefore, are not shown separately.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are reflected net of allowances for doubtful accounts of $3,244 and $3,933 at June 28, 1996 and March 31, 1996, respectively.

4. INVENTORIES

   Inventories consist of the following:


                                 June 28,     March 31,
                                   1996         1996
                                   ----         ----
    Raw materials                 $ 50,770    $ 42,291
    Work-in-process                 19,954      18,341
    Finished goods                  58,905      54,594
                                  --------    --------
          Total                   $129,629    $115,226
                                  --------    --------
                                  --------    --------

    Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at June 28, 1996. The amounts at March 31,
    1996 are based upon the audited balance sheet at that date.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following components:


                                            June 28,    March 31,
                                              1996        1996
                                              ----        ----
    Land                                    $  5,184    $  5,323
    Buildings and improvements                22,495      22,742
    Machinery and equipment                   91,943      90,827
                                            --------    --------
                                             119,622     118,892

    Less accumulated depreciation and
      impairment provision                   (28,463)    (26,490)
                                            --------    --------
          Total                             $ 91,159    $ 92,402
                                            --------    --------
                                            --------    --------

    Depreciation expense amounted to $2,311 and $2,317 for the three month periods ended June 28, 1996 and June 30, 1995, respectively.

6. INTANGIBLE ASSETS

    Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                        Amortization   June 28,    March 31,
                                           Period        1996        1996
                                           ------        ----        ----
    Goodwill                               20 years    $  9,880   $  9,880
    Covenants-not-to-compete              3-5 years       6,642      6,642
    Trademark                              40 years      11,306     11,306
    Technology license                      8 years       1,272      1,272
                                                       --------   --------
                                                         29,100     29,100
    Less accumulated amortization                        (4,677)    (4,150)
                                                       --------   --------
    Total                                              $ 24,423   $ 24,950
                                                       --------   --------
                                                       --------   --------

    Covenant-not-to-compete agreements have been recorded at their net present value using estimated discount rates of 7% and 16%. The trademark has been recorded at its estimated value based upon royalty rates charged for its use, discounted at an estimated rate of return of 35%. The technology license has been recorded at its estimated fair value based on forecasted discounted cash flows using a 16% discount rate.

7.  LINE OF CREDIT

    The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $703 and $681 at June 28, 1996 and March 31, 1996, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at June 28, 1996 and March 31, 1996 were 19.9% and 22.6%, respectively.

8.  LONG-TERM DEBT

    Long-term debt of the Company consists of the following:


                                              June 28,     March 31,
                                                1996         1996
                                              --------     ---------

    Revolving lines of credit                 $ 87,558     $ 75,919
    Term loan                                   40,000       40,000
    Other items                                  1,418        1,601
                                              --------     --------
                                               128,976      117,520
    Less current portion                        (5,482)      (5,677)
                                              --------     --------
    Long-term debt, net of current portion    $123,494     $111,843
                                              --------     --------
                                              --------     --------

9.  INCOME TAXES

    Following are the approximate effective blended tax rates for significant jurisdictions:

                            North America     40%
                            Switzerland       22%
                            Germany           64%
                            United Kingdom    33%


    The above resulted in a worldwide effective blended tax rate of 40% for the quarter ended June 28, 1996.

10. CONTINGENCIES

    Three original equipment manufacturers filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, trade dress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, court costs and attorney's fees. The complaint in one of the cases has been amended to name Nu-kote and Pelikan Produktions A.G. as defendants. All of the cases are being vigorously contested, and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. All of the lawsuits are in the discovery stage. In management's opinion, the ultimate resolution of these lawsuits will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

    In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester, Macedon and Bardstown facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date Unisys has handled all remediation efforts related to these properties. As a result of the indemnification from Unisys, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

    In addition, the Company is involved in various routine legal matters. In the opinion of the Company's management, the ultimate cost to resolve these matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

    This note contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange
    Act of 1934, which represent the Company's expectations or beliefs concerning the possible outcome of the various litigation matters described herein and estimates of the Company's liabilities associated with identified environmental matters. The Company cautions that the actual outcome of the various litigation matters could be affected by a number of factors beyond its control, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counterclaims, and the scope of insurance coverage, and that the final resolution of such matters could differ materially from the Company's current evaluation of such matters. The Company further cautions that the statements regarding identified environmental matters are qualified by important factors that could cause the Company's actual liabilities to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any; (ii) the remedial action selected; (iii) the actual cleanup level required; (iv) changes in regulatory requirements;
    (v) the ability of other responsible parties, if any, to pay their respective shares; and (vi) any insurance recoveries.

11. RESTRUCTURING EXPENSE

    As a result of the Pelikan Hardcopy Division acquisition, the Company merged certain of its operations with those of Pelikan Hardcopy Division. The plan to integrate the Pelikan Hardcopy Division's operations included, among other things, closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations in Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies. The Company substantially completed the merger activities in fiscal 1996 and anticipates completion in fiscal 1997.

    Activity related to accrued restructuring costs during the quarters ended June 28, 1996 and June 30, 1995 are as follows:


                                       Amount                   Amount
                                     Accrued at   Amount      Accrued at
           Description of              End of    Paid in     Beginning of
        Restructuring Expense          Quarter   Quarter       Quarter
        ---------------------          -------   -------       -------
    Quarter Ended June 28, 1996:
      Severance                         $  0      $ 71          $ 71
      Lease cancellations                425                     425
      Facility maintenance
        and other                        287        97           384
                                        ----      ----          ----
                                        $712      $168          $880
                                        ----      ----          ----
                                        ----      ----          ----

                                       Amount                   Amount
                                     Accrued at   Amount      Accrued at
           Description of              End of    Paid in     Beginning of
        Restructuring Expense          Quarter   Quarter       Quarter
        ---------------------          -------   -------       -------
    Quarter Ended June 30, 1995:
      Severance                        $1,462    $1,709        $3,171
      Lease cancellations               1,165        45         1,210
      Termination of contract
       manufacturing and
       other contracts                  1,637       713         2,350
      Facility maintenance
       and other                        1,477       157        1,634
                                       ------    ------       ------
                                       $5,741    $2,624       $8,365
                                       ------    ------       ------
                                       ------    ------       ------

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 28, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

     Net sales from operations for the quarter ended June 28, 1996 were $87.5 million, a decline of $16.7 million (16.0%) over the quarter ended June 30, 1995. The decrease in net sales during the quarter ended June 28, 1996 was due almost entirely to a 25% decline in worldwide sales of impact products as compared to the previous year period. Specifically, sales of impact products in Europe and North America declined 30% and 15%, respectively, as compared to the previous year period.

     For the current year quarter, net sales in North America were $41.7 million, an increase of 3% over the previous year period. Sales of non-impact supplies in North America increased 20% as compared to the previous year period, offsetting the decline in the sale of impact supplies in North America.

     Net sales in Europe amounted to $44.9 million for the current year quarter, compared to $62.6 million in the previous year period. As previously noted above, sales of impact products in Europe declined in the current period. This decline was due to the following factors:
     (a) a general decline in the overall market for impact supplies in Europe at a rate of 10 to 15% per annum, which is due to the accelerated migration from impact printing devices to non-impact printing devices; (b) a weakening German economy which is currently the Company's largest market in Europe; (c) the Company's decision to reduce selling prices to enhance market penetration; and
     (d) the translation effect of the U.S. dollar strengthening in the current year period as compared to the previous year period. Sales of non-impact products in Europe were also down in the quarter as compared to the previous year period due in general to factors (b) through (d) above.

     While the Company expects the decline in the sale of impact products to continue, management believes that the decline will be more in line with projections for the industry. The Company also expects continuing growth in the sale of non-impact products as a result of the scheduled introduction of new products, as well as the repeat sales of products recently introduced. Overall, the Company expects that growth in sales of non-impact products will offset the decline in the sale of impact products.

     Worldwide sales of non-impact supplies accounted for approximately 57% of total sales for the quarter ended
     June 28, 1996, compared to 48% of total sales in the quarter ended June 30, 1995.

     Cost of sales were $62.2 million (71.2% of net sales) for the quarter ended June 28, 1996, compared to $73.9 million (71.0% of net sales) in the prior period. For the quarter ended

     June 28, 1996, research and development expenses amounted to $2.6 million, (2.9% of net sales), as compared to $2.0 million (2.0% of net sales ) in the previous year period. The increase in this expense category resulted from the inclusion of Modular Ink Technology's related research and development costs in the current period. Selling, general and administrative expenses were $17.4 million (19.9% of net sales) for the quarter ended June 28, 1996, compared to $18.9 million (18.1% of net sales) for the prior year period. The decrease in actual expenditures resulted from expense reductions implemented in Europe in prior periods.

     Restructuring costs in Europe amounted to $1.1 million in the current period and were in line with previous projections. As previously mentioned above, management expects that the decline in the worldwide market for impact products will continue; therefore, management has decided to accelerate the down-sizing of its worldwide capacity for manufacturing impact products. This decision is expected to result in a charge to earnings in the second quarter of fiscal 1997 of approximately $4.0 million which is related to employee severance costs as well as disposal of excess impact equipment.

     Other income of $0.7 million in both periods results primarily from exchange gains in Europe.

     Interest expense for the current fiscal quarter was $1.9 million, compared to $1.8 million for the prior period.

     Net income from operations was $1.8 million (2.1% of net sales) for the quarter ended June 28, 1996 compared to $4.9 million (4.7% of net sales) for the year ago period. The decrease in net income is directly attributable to the reduction in sales year over year.

  EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported $0.8 million in exchange gains in each of the quarters presented.

  LIQUIDITY AND CASH FLOW

     For the quarter ended June 28, 1996 cash used by operations, primarily to fund increased inventory requirements in North America amounted to $6.0 million. Capital expenditures, primarily related to the purchase of ink jet manufacturing equipment, were $3.4 million.

     As of August 5, 1996, borrowings outstanding under the Company's Credit Facilities amounted to $127.7 million, up $11.8 million from March 31, 1996. The Company had approximately $12.5 million available for future borrowings under the Credit Facilities. The Company anticipates that cash flow from its operations and available borrowings under the Credit Facilities will provide sufficient working capital to operate the business and to meet the Company's foreseeable liquidity requirements.

  CAUTIONARY STATEMENT

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
     Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, new plant startups and the regulatory and trade environment.

                        PART II - OTHER INFORMATION



 ITEM 1 -     LEGAL PROCEEDINGS

              See Item 3 - Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and Note 10 of Notes to Consolidated Financial Statements for the three month periods ended June 28, 1996 and June 30, 1995 included elsewhere in this report.


 ITEMS 2 - 5  INAPPLICABLE


 ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits.

              Exhibit 11.1  -  Statement regarding computation of per share earnings.


              Exhibit 27    -  Financial Data Schedule.

        (b)   Reports on Form 8-K.

              The registrant filed no reports on Form 8-K during the quarterly period ended June 28, 1996.

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 9, 1996                    /s/   David F. Brigante
       --------------------              ------------------------------
                                         David F. Brigante
                                         Chairman of the Board and
                                         Chief Executive Officer


Date     August 9, 1996                    /s/   Daniel M. Kerrane
       --------------------              ------------------------------
                                         Daniel M. Kerrane
                                         Executive Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS



                                                            SEQ PAGE NO.

Exhibit 11.1  -  Statement regarding computation of
                 earnings per share                             18

Exhibit 27    -  Financial Data Schedule