Form 10-Q
period 1996-09-27
NU KOTE HOLDING INC /DE/
filed 1996-11-12
CIK 812423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For quarterly period ended September 27, 1996

                           Commission file number 0-20287

                            ------------------------

                             NU-KOTE HOLDING, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                                     16-1296153
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification No.)

       17950 PRESTON ROAD, SUITE 690,
               DALLAS, TEXAS                                     75252
  (Address of principal executive offices)                     (Zip Code)

                                 (214) 250-2785
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Number of shares of common stock of registrant outstanding at November 5, 1996:

                     CLASS                                         OUTSTANDING
-----------------------------------------------  -----------------------------------------------
      Class A common stock $.01 par value                          21,775,302

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
PART I--FINANCIAL INFORMATION
  Consolidated Balance Sheets as of September 27, 1996 and March 31, 1996..................................          3

  Consolidated Statements of Operations and Retained Earnings for the Three Month Periods Ended September
    27, 1996 and September 29, 1995........................................................................          4

  Consolidated Statements of Operations and Retained Earnings (Deficit) for the Six Month Periods Ended
    September 27, 1996 and September 29, 1995..............................................................          5

  Consolidated Statements of Cash Flows for the Six Month Periods Ended September 27, 1996 and September
    29, 1995...............................................................................................          6

  Notes to Consolidated Financial Statements...............................................................          7

  Management's Discussion and Analysis of Financial Condition and Results of Operations....................         14

PART II--OTHER INFORMATION
  Other Information........................................................................................         18

  Signature Page...........................................................................................         20

  Index to Exhibits........................................................................................         21

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     SEPTEMBER
                                                        27,        MARCH 31,
                                                        1996          1996
                                                    ------------  ------------
                                    ASSETS

Current assets:
  Cash and cash equivalents.......................  $     5,256   $      6,540
  Accounts receivable, net........................       83,506         94,440
  Receivables from Pelikan........................        7,513          5,622
  Inventories, net................................      117,162        115,226
  Prepaid expenses................................       12,880          9,618
  Deferred income taxes...........................       10,287          8,122
                                                    ------------  ------------
      Total current assets........................      236,604        239,568
Property, plant, and equipment, net...............       90,864         92,402
Other assets and deferred charges.................        9,861          7,430
Assets held for sale..............................        2,065          2,065
Intangibles, net..................................       23,756         24,950
                                                    ------------  ------------
      Total assets................................  $   363,150   $    366,415
                                                    ------------  ------------
                                                    ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank loans and current portion of long-term
    debt..........................................  $     7,929   $      6,358
  Accounts payable................................       43,051         50,565
  Payables to Pelikan.............................        3,464          2,481
  Compensation related liabilities................       14,232         14,563
  Other accrued liabilities.......................       49,939         47,936
                                                    ------------  ------------
      Total current liabilities...................      118,615        121,903
Long-term debt, net of current maturities.........      115,712        111,843
Other liabilities.................................       16,588         17,433
Deferred income taxes.............................        9,487         10,327
                                                    ------------  ------------
      Total liabilities...........................      260,402        261,506
                                                    ------------  ------------
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000
    shares authorized; none issued
  Class A common stock, $.01 par value, 40,000,000
    shares authorized; 22,325,302 and 22,292,008
    shares issued.................................          223            223
  Class B common stock, $.01 par value, 15,000,000
    shares authorized; none issued
  Additional paid-in capital......................       91,589         91,178
  Retained earnings...............................       12,505         13,042
  Foreign currency translation adjustments........       (1,343 )          692
  Treasury stock, at cost, 550,000 shares.........         (226 )         (226)
                                                    ------------  ------------
      Total shareholders' equity..................      102,748        104,909
                                                    ------------  ------------
        Total liabilities and shareholders'
          equity..................................  $   363,150   $    366,415
                                                    ------------  ------------
                                                    ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             AND RETAINED EARNINGS
              FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 27,  SEPTEMBER 29,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                              (UNAUDITED)
Net sales...........................................................................   $    86,241    $   102,810
Cost of sales.......................................................................        65,533         72,407
                                                                                      -------------  -------------
    Gross margin....................................................................        20,708         30,403
Selling, general and administrative expenses........................................        15,656         18,591
Research and development expenses...................................................         2,571          2,773
Restructuring expense...............................................................         4,635          4,032
                                                                                      -------------  -------------
    Operating income (loss).........................................................        (2,154)         5,007
Interest expense....................................................................         2,156          1,950
Other (income) expense items, net...................................................          (382)           137
                                                                                      -------------  -------------
Income (loss) before income taxes...................................................        (3,928)         2,920
Provision (benefit) for income taxes................................................        (1,596)         1,057
                                                                                      -------------  -------------
    Net income (loss)...............................................................        (2,332)         1,863
Retained earnings--Beginning of period..............................................        14,837          4,778
                                                                                      -------------  -------------
Retained earnings--End of period....................................................   $    12,505    $     6,641
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Net income (loss) per share of common stock.........................................   $     (0.11)   $      0.08
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Weighted average shares outstanding.................................................    21,775,302     22,732,638
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)

               FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     SEPTEMBER     SEPTEMBER
                                                        27,           29,
                                                        1996          1995
                                                    ------------  ------------
                                                           (UNAUDITED)
Net sales.........................................  $   173,698   $   206,932
Cost of sales.....................................      127,763       146,345
                                                    ------------  ------------
      Gross margin................................       45,935        60,587
Selling, general and administrative expenses......       33,026        37,491
Research and development expenses.................        5,131         4,806
Restructuring expense.............................        5,780         4,227
                                                    ------------  ------------
      Operating income............................        1,998        14,063
Interest expense..................................        4,024         3,719
Other (income) items, net.........................       (1,093 )        (539 )
                                                    ------------  ------------
Income (loss) before income taxes.................         (933 )      10,883
Provision (benefit) for income taxes..............         (396 )       4,147
                                                    ------------  ------------
      Net income (loss)...........................         (537 )       6,736
Retained earnings (deficit)--Beginning of
  period..........................................       13,042           (95 )
                                                    ------------  ------------
Retained earnings--End of period..................  $    12,505   $     6,641
                                                    ------------  ------------
                                                    ------------  ------------
Net income (loss) per share of common stock.......  $     (0.02 ) $      0.30
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average shares outstanding...............   21,759,921    22,533,878
                                                    ------------  ------------
                                                    ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 27, 1996
                             AND SEPTEMBER 29, 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      SEPTEMBER 27,  SEPTEMBER 29,
                                                                                          1996           1995
                                                                                      -------------  -------------
                                                                                              (UNAUDITED)
Cash flows from operating activities:
  Net income (loss).................................................................   $      (537)   $     6,736
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Exchange gains..................................................................        (1,066)          (326)
    Depreciation and amortization...................................................         6,671          6,239
    Deferred income taxes...........................................................          (537)        (1,548)
    Tax benefit from exercise of stock options......................................            75            696
    Other...........................................................................        (1,762)           626
  Changes in working capital:
    Accounts receivable.............................................................         9,043         (3,074)
    Inventories.....................................................................        (1,936)        (7,725)
    Prepaid expenses................................................................        (3,262)        (1,199)
    Accounts payable................................................................        (6,531)        (9,124)
    Compensation related liabilities................................................          (331)         1,714
    Other accrued liabilities.......................................................         2,908          1,282
    Cash paid for restructuring.....................................................        (3,373)       (10,122)
                                                                                      -------------  -------------
      Net cash used in operating activities.........................................          (638)       (15,825)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Purchase of property, plant and equipment.........................................        (6,145)        (4,146)
  Sale of property, plant and equipment.............................................           556
  Acquisition of business...........................................................                       (6,107)
                                                                                      -------------  -------------
      Net cash used in investing activities.........................................        (5,589)       (10,253)
                                                                                      -------------  -------------
Cash flows from financing activities:
  Borrowings on long-term debt and other loans......................................        50,651         31,333
  Payments on long-term debt and other loans........................................       (43,863)       (16,149)
  Exercise of stock options.........................................................           337          1,244
                                                                                      -------------  -------------
      Net cash provided by financing activities.....................................         7,125         16,428
                                                                                      -------------  -------------
Effect of exchange rate changes on cash.............................................        (2,182)          (774)
                                                                                      -------------  -------------
Net decrease in cash................................................................        (1,284)       (10,424)
Cash and cash equivalents at beginning of period....................................         6,540         17,049
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................   $     5,256    $     6,625
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    The consolidated balance sheet as of September 27, 1996 and the related consolidated statements of operations and retained earnings (deficit) for the three and six month periods and consolidated statements of cash flows for the six month periods ended September 27, 1996 and September 29, 1995 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain all financial disclosures and details included in the Company's annual financial statements and notes.

2. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

    Net income (loss) per share of common stock for the three and six month periods ended September 27, 1996 and September 29, 1995 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted net income (loss) per share of common stock are the same and, therefore, are not shown separately.

3. ACCOUNTS RECEIVABLE

    Accounts receivable are reflected net of allowances for doubtful accounts of $3,832 and $3,933 at September 27, 1996 and March 31, 1996, respectively.

4. INVENTORIES

    Inventories consist of the following:

                                                                               SEPTEMBER 27,  MARCH 31,
                                                                                   1996          1996
                                                                               -------------  ----------
Raw materials................................................................   $    47,497   $   42,291
Work-in-process..............................................................        16,742       18,341
Finished goods...............................................................        52,923       54,594
                                                                               -------------  ----------
  Total......................................................................   $   117,162   $  115,226
                                                                               -------------  ----------
                                                                               -------------  ----------

    Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at September 27, 1996. The amounts at March 31, 1996 are based upon the audited balance sheet at that date.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following components:

                                                                               SEPTEMBER 27,  MARCH 31,
                                                                                   1996          1996
                                                                               -------------  ----------
Land.........................................................................   $     5,200   $    5,323
Buildings and improvements...................................................        21,973       22,742
Machinery and equipment......................................................        94,762       90,827
                                                                               -------------  ----------
                                                                                    121,935      118,892
Less accumulated depreciation and impairment provision.......................       (31,071)     (26,490)
                                                                               -------------  ----------
  Total......................................................................   $    90,864   $   92,402
                                                                               -------------  ----------
                                                                               -------------  ----------

    Depreciation expense amounted to $2,859 and $2,684 for the three month periods and $5,170 and $5,001 for the six month periods ended September 27, 1996 and September 29, 1995, respectively.

6. INTANGIBLE ASSETS

    Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                                                AMORTIZATION  SEPTEMBER 27,  MARCH 31,
                                                                   PERIOD         1996          1996
                                                                ------------  -------------  ----------
Goodwill......................................................    20 years     $     9,880   $    9,880
Covenants-not-to-compete......................................   3-5 years           6,642        6,642
Trademark.....................................................    40 years          11,306       11,306
Technology license............................................    8 years            1,272        1,272
                                                                              -------------  ----------
                                                                                    29,100       29,100
Less accumulated amortization.................................                      (5,344)      (4,150)
                                                                              -------------  ----------
  Total.......................................................                 $    23,756   $   24,950
                                                                              -------------  ----------
                                                                              -------------  ----------

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

7. LINE OF CREDIT

    The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $803 and $681 at September 27, 1996 and March 31, 1996, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at September 27, 1996 and March 31, 1996 were 17.7% and 22.6%, respectively.

8. LONG-TERM DEBT

    Long-term debt of the Company consists of the following:

                                                                               SEPTEMBER 27,  MARCH 31,
                                                                                   1996          1996
                                                                               -------------  ----------
Revolving lines of credit....................................................   $    83,764   $   75,919
Term loan....................................................................        37,500       40,000
Other items..................................................................         1,574        1,601
                                                                               -------------  ----------
                                                                                    122,838      117,520
Less current portion.........................................................        (7,126)      (5,677)
                                                                               -------------  ----------
Long-term debt, net of current portion.......................................   $   115,712   $  111,843
                                                                               -------------  ----------
                                                                               -------------  ----------

                                             9

    The Company has amended and restated its credit facilities dated February 24, 1995 (the "Original Credit Agreement"). The Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated October 15, 1996 consists of a five-year $200 million revolving credit arrangement. The Amended Credit Agreement is comprised of a $150 million Domestic (U.S. dollar denominated) facility and two multi-currency European facilities (the "Multi-currency Facilities"). The Multi-currency Facilities are denominated in Swiss Francs, British Pound Sterling, Deustchmarks and U.S. dollars. The Amended Credit Agreement provides for affirmative and negative covenants customary in an agreement of this nature and consistent with the Original Credit Agreement. Interest rates and the collateral structure for the Amended Credit Agreement are also substantially the same as the Original Credit Agreement.

9. INCOME TAXES

    Following are the approximate effective blended tax rates for significant jurisdictions:

North America.................................................         40%
Switzerland...................................................         22%
Germany.......................................................         64%
United Kingdom................................................         33%

    The above resulted in a worldwide effective blended tax rate of 41% and 42% for the three and six month periods ended September 27, 1996, respectively.

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

    This note contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which represent the Company's expectations or beliefs concerning the possible outcome of the various litigation matters described herein and estimates of the Company's liabilities associated with identified environmental matters. The Company cautions that the actual outcome of the various litigation matters could be affected by a number of factors beyond its control, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counter claims, and the scope of insurance coverage, and that the final resolution of such matters could differ materially from the Company's current evaluation of such matters. The Company further cautions that the statements regarding identified environmental matters are qualified by important factors that could cause the Company's actual liabilities to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any; (ii) the remedial action selected; (iii) the actual cleanup level required; (iv) changes in regulatory requirements; (v) the ability of other responsible parties, if any, to pay their respective shares; and (vi) any insurance recoveries.

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

    Activity related to accrued restructuring costs during the quarters ended September 27, 1996 and September 29, 1995 are as follows:

                                                              AMOUNT                                 AMOUNT
                                                            ACCRUED AT                             ACCRUED AT
                                                              END OF     AMOUNT PAID  ADDITIONAL    BEGINNING
           DESCRIPTION OF RESTRUCTURING EXPENSE               QUARTER    IN QUARTER    PROVISION   OF QUARTER
----------------------------------------------------------  -----------  -----------  -----------  -----------
Quarter Ended September 27, 1996:
  Severance...............................................   $   2,693    $       0    $   2,693    $       0
  Lease cancellations.....................................         385           40                       425
  Facility maintenance and other..........................         209           78                       287
                                                            -----------  -----------  -----------       -----
                                                             $   3,287    $     118    $   2,693    $     712
                                                            -----------  -----------  -----------       -----
                                                            -----------  -----------  -----------       -----


                                                              AMOUNT                    AMOUNT
                                                            ACCRUED AT                ACCRUED AT
                                                              END OF     AMOUNT PAID   BEGINNING
           DESCRIPTION OF RESTRUCTURING EXPENSE               QUARTER    IN QUARTER   OF QUARTER
----------------------------------------------------------  -----------  -----------  -----------
Quarter Ended September 29, 1995:
  Severance...............................................   $      10    $   1,452    $   1,462
  Lease cancellations.....................................       1,120           45        1,165
  Termination of contract manufacturing and other
    contracts.............................................       1,081          556        1,637
  Facility maintenance and other..........................         259        1,218        1,477
                                                            -----------  -----------  -----------
                                                             $   2,470    $   3,271    $   5,741
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

    Activity related to accrued restructuring costs during the six month periods ended September 27, 1996 and September 29, 1995 are as follows:

                                                              AMOUNT                                 AMOUNT
                                                            ACCRUED AT                             ACCRUED AT
                                                              END OF     AMOUNT PAID  ADDITIONAL    BEGINNING
           DESCRIPTION OF RESTRUCTURING EXPENSE               QUARTER    IN QUARTER    PROVISION   OF QUARTER
----------------------------------------------------------  -----------  -----------  -----------  -----------
Six Months Ended September 27, 1996:
  Severance...............................................   $   2,693    $      71    $   2,693    $      71
  Lease cancellations.....................................         385           40                       425
  Facility maintenance and other..........................         209          175                       384
                                                            -----------  -----------  -----------       -----
                                                             $   3,287    $     286    $   2,693    $     880
                                                            -----------  -----------  -----------       -----
                                                            -----------  -----------  -----------       -----


                                                              AMOUNT                    AMOUNT
                                                            ACCRUED AT                ACCRUED AT
                                                              END OF     AMOUNT PAID   BEGINNING
           DESCRIPTION OF RESTRUCTURING EXPENSE               PERIOD      IN PERIOD    OF PERIOD
----------------------------------------------------------  -----------  -----------  -----------
Six Months Ended September 29, 1995:
  Severance...............................................   $      10    $   3,161    $   3,171
  Lease cancellations.....................................       1,120           90        1,210
  Termination of contract manufacturing and other
    contracts.............................................       1,081        1,269        2,350
  Facility maintenance and other..........................         259        1,375        1,634
                                                            -----------  -----------  -----------
                                                             $   2,470    $   5,895    $   8,365
                                                            -----------  -----------  -----------
                                                            -----------  -----------  -----------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 27, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 29, 1995

    Net sales for the quarter ended September 27, 1996 were $86.2 million, a decline of $16.5 million (16.1%) over the quarter ended September 29, 1995. As was experienced in the first quarter of fiscal 1997, the decline in net sales was due almost entirely to a 23% decline in worldwide sales of impact products as compared to the previous year period.

    For the quarter ended September 27, 1996, net sales of impact products in North America were approximately $19.1 million reflecting a decline of 26% as compared to the previous year period. Net sales of impact products in Europe were $17.2 million, reflecting a decrease of 20%, as compared to the previous year period. For the quarter ended September 27, 1996, net sales of impact products represented 43% of worldwide net sales.

    For the quarter ended September 27, 1996, sales of non-impact products were down slightly as compared to the previous year period due to a 20% decline in non-impact sales in Europe. This decline was due to a combination of price reductions as well as a decline in the sales volume of toner products both of which were not offset due to delays in the introduction of new non-impact products. In North America, net sales of non-impact products were up 5% as compared to the previous year period and reflect the ongoing successful introduction of new ink jet printer supplies.

    While the Company expects the decline in the sale of impact products to continue, management believes that the degree of the decline will be more in line with projections for the industry. The Company also expects to reverse the decline in sales of non-impact products in Europe as well as continue the growth in the sale of non-impact products in North America through the scheduled introduction of new products as well as the repeat sales of products recently introduced.

    Cost of sales were $65.5 million (76.0% of net sales) for the quarter ended September 27, 1996, compared to $72.4 million (70.4% of net sales) in the prior year period. The increase in cost of sales percentage was attributable to the effect of the initial stocking orders of the Pelikan "Easy-Click" and the Nu-kote "Cartridge Plus" systems for ink jet printers using the HP Deskjet-Registered Trademark- engines. The Company expects that in the future, the gross profit margin for these newly issued product groups will significantly improve due to (a) an increase in the sales volume of such products combined with a reduction in the raw material cost of these products resulting from the Company's recently established used cartridge recovery program, and (b) customer re-orders of refill tanks associated with these products. Also included in cost of sales was a credit of approximately $1.2 million received from a related party which pertained to the operation of the Company's central warehouse in Europe.

    Research and development expenses were $2.6 million for the quarter ended September 27, 1996, down $0.2 million from the prior year period. Selling, general and administrative expenses were $15.6 million (18.1% of net sales) for the quarter ended September 27, 1996, compared to $18.6 million (18.0% of net sales) for the prior year period.

    Other income amounted to $0.4 million in the current period related primarily to exchange gains.

    Restructuring costs amounted to $4.6 million in the current period and were in line with previous projections.

    Interest expense was $2.1 million, up slightly as compared to the previous year period.

    For the quarter ended September 27, 1996 the Company reported a net loss from operations of $2.3 million as compared to net income of $1.9 million for the previous year period.

SIX MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29,
  1995

    Net sales for the six months ended September 27, 1996 were $173.7 million, a decline of $33.2 million (16.1%) over the six months ended September 29, 1995. The decline in net sales was due almost entirely to a 24% decline in worldwide sales of impact products as compared to the previous year period.

    Net sales of impact products in Europe declined 27% during the six month period while net sales in North America declined approximately 21% for the period with the sharpest decline occurring during the second quarter of the current fiscal period.

    For the six months ended September 27, 1996, net sales of impact products represented 43% of worldwide net sales as compared to 51% for the prior year period.

    Net sales of non-impact products in Europe were down approximately 24% for the six months ended September 27, 1996 as compared to the previous year period. This decline was due to a combination of price reductions as well as a decline in the sales volume of toner products both of which were not offset due to delays in the introduction of new non-impact products. In North America, net sales of non-impact products were up over 13% as compared to the previous year period and reflect the ongoing successful introduction of new ink jet printer supplies.

    While the Company expects the decline in the sale of impact products to continue, management believes that the degree of the decline will be more in line with projections for the industry. The Company also expects to reverse the decline in sales of non-impact products in European as well as continue the growth in the sale of non-impact products in North America through the scheduled introduction of new products as well as the repeat sales of products recently introduced.

    Cost of sales were $127.8 million (73.6% of net sales) for the six months ended September 27, 1996, as compared to $146.3 million (70.7% of net sales) in the prior year period. The increase in cost of sales percentage was attributable to the effect of the initial stocking orders of the Pelikan "Easy-Click" and the Nu-kote "Cartridge Plus" systems for ink jet printers using the HP Deskjet-Registered Trademark- engines. As previously indicated, the Company expects that in the future, the gross profit margin for these newly issued product groups will significantly improve due to (a) an increase in the sales volume of such products combined with a reduction in the raw material cost of these products resulting from the Company's recently established used cartridge recovery program, and (b) customer re-orders of refill tanks associated with these products.

    Research and development expenses were $5.1 million for the six months ended September 27, 1996, comparable to the prior year period. Selling, general and administrative expenses were $33.0 million (19.0% of net sales) for the six months ended September 27, 1996, down $4.5 million as compared to the prior year period. The decrease in actual expenditures resulted from the implementation of worldwide expense reduction programs.

    Other income amounted to $1.1 million in the current period related primarily to exchange gains.

    Restructuring costs amounted to $5.8 million in the current period and were in line with previous projections.

    Interest expense was $4.0 million, up slightly as compared to the previous year period.

    For the six months ended September 27, 1996 the Company reported a net loss from operations of $0.5 million as compared to net income of $6.7 million for the previous year period.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

    Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the company's exposure to currency fluctuations. As a result, the Company reported $1.1 million and $0.3 million, respectively in exchange gains, in the six month periods reported.

LIQUIDITY AND CASH FLOW

    For the six months ended September 27, 1996, cash used by operations amounted to $0.6 million, and included a use of cash for restructuring of $3.4 million. Increases in inventories of $1.9 million and decreases in accounts payable of $6.5 million were offset by a decrease in accounts receivable of $9.0 million. Capital expenditures, primarily related to purchases of ink jet, toner and computer equipment were $6.1 million.

    As of November 4, 1996, borrowings outstanding under the Company's Amended Credit Agreement, as described in the following paragraph, amounted to $124.3 million, up $8.4 million from March 31, 1996. The company had approximately $77.4 million available for future borrowings under the Amended Credit Facilities. The Company anticipates that cash flow from its operations and available borrowings under the Amended Credit Facilities will provide sufficient working capital to operate the business and meet the Company's foreseeable liquidity requirements.

    The Company amended and restated its credit agreement dated February 1995. As described more fully in Note 8 of "Notes to Consolidated Financial Statements", the credit facilities dated October 15, 1996 now provide for a five-year, $200.0 million revolving credit facility.

CAUTIONARY STATEMENT

    The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, and the regulatory and trade environment.

                           PART II--OTHER INFORMATION

ITEM 1--LEGAL PROCEEDINGS

    See Item 3--Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and Note 10 of Notes to Consolidated Financial Statements for the three and six month periods ended September 27, 1996 and September 29, 1995 included elsewhere in this report.

ITEMS 2--3 INAPPLICABLE

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The registrant's annual meeting of shareholders was held on August 14, 1996 (the "Annual Meeting").

    (b) See item (c) below.

    (c) The following matters were considered at the Annual Meeting and approved by the votes indicated:

        (i) Each of the following nominees was elected to the Board of Directors of the registrant:

                                                         VOTES FOR    VOTES WITHHELD
                                                        ------------  --------------
Theodore Barry                                            16,454,289       163,221
Donald A. Bolke                                           16,455,162       162,348
David F. Brigante                                         16,445,427       172,083
Richard C. Dresdale                                       16,014,361       603,149
Brian D. Finn                                             16,437,162       180,348
Hubbard C. Howe                                           16,445,507       172,003
Daniel M. Kerrane                                         16,025,836       591,674
John P. Rochon                                            16,111,366       506,144

        (ii) The Nu-kote Holding, Inc. Deferred Stock Compensation Plan was approved by a vote of 16,312,148 shares "For", 110,141 shares "Against", 118,608 shares "Abstain" and 76,613 broker non-votes.

       (iii) The appointment of Coopers & Lybrand L.L.P. as the registrant's independent auditors for the fiscal year ending March 31, 1997 was ratified at the Annual Meeting by a vote of 16,609,075 shares "For", 5,815 shares "Against" and 2,620 shares "Abstain".

    (d) Inapplicable.

ITEM 5--INAPPLICABLE

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

  EXHIBIT
-----------

     10.36   Amended and Restated Credit Agreement, dated as of October 15, 1996, by and among Nu-kote International, Inc., as Borrower, Nu-kote Holding, Inc., as Guarantor, the lenders listed on the signature pages thereof, Barclays
              Bank PLC, as Documentation Agent, and NationsBank of Texas, N.A., as Administrative Agent and Collateral Agent.

     10.39   Amended and Restated Revolving Credit Facility, dated October 15, 1996, between Pelikan Produktions
              AG and Pelikan Hardcopy (International) AG, as borrowers, BZW and NationsBanc Capital Markets,
              Inc., as arrangers, Barclays Bank PLC, as agent, NationsBank of Texas, N.A., as collateral agent and documentation agent, and Others.

     10.40   Amended and Restated Revolving Credit Facility, dated October 15, 1996, between Pelikan Scotland
              Limited, as borrower, BZW and NationsBanc Capital Markets, Inc., as arrangers, Barclays Bank PLC, as agent, NationsBank of Texas, N.A., as collateral agent and documentation agent, and Others.

     10.41   Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan, as amended and restated
              September 27, 1996.

     10.42   Form of Appreciation Right Notification (relating to Exhibit 10.41).

     10.43   Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated September 27, 1996.

     10.44   Nu-kote Holding, Inc. Deferred Stock Compensation Plan, as amended and restated September 27, 1996.

     11.1    Statement regarding computation of per share earnings.

     27      Financial Data Schedule

(b) Reports on Form 8-K.

    The registrant filed no reports on Form 8-K during the quarterly period ended September 27, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DAVID F. BRIGANTE
------------------------------  Chairman of the Board and    November 8, 1996
      David F. Brigante           Chief Executive Officer

    /s/ DANIEL M. KERRANE       Executive Vice President
------------------------------    and Chief Financial        November 8, 1996
      Daniel M. Kerrane           Officer

                               INDEX TO EXHIBITS



 EXHIBIT
---------
10.36      --         Amended and Restated Credit Agreement, dated as of October 15, 1996, by and among
                      Nu-kote International, Inc., as Borrower, Nu-kote Holding, Inc., as Guarantor, the lenders listed on the signature pages thereof, Barclays Bank PLC, as Documentation
                      Agent, and NationsBank of Texas, N.A., as Administrative Agent and Collateral Agent.

10.39      --         Amended and Restated Revolving Credit Facility, dated October 15, 1996, between
                      Pelikan Produktions AG and Pelikan Hardcopy (International) AG, as borrowers, BZW and
                      NationsBanc Capital Markets, Inc., as arrangers, Barclays Bank PLC, as agent,
                      NationsBank of Texas, N.A., as collateral agent and documentation agent, and Others.

10.40      --         Amended and Restated Revolving Credit Facility, dated October 15, 1996, between
                      Pelikan Scotland Limited, as borrower, BZW and NationsBanc Capital Markets, Inc., as arrangers, Barclays Bank PLC, as agent, NationsBank of Texas, N.A., as collateral agent and documentation agent, and Others.

10.41      --         Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan, as amended and restated September 27, 1996.

10.42      --         Form of Appreciation Right Notification (relating to Exhibit 10.41).

10.43      --         Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated September 27,
                      1996.

10.44      --         Nu-kote Holding, Inc. Deferred Stock Compensation Plan, as amended and restated
                      September 27, 1996.

11.1       --         Statement regarding computation of earnings per share

27         --         Financial Data Schedule