Form 10-Q
period 1996-12-27
NU KOTE HOLDING INC /DE/
filed 1997-02-10
CIK 812423

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION



                              Washington, DC  20549



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For quarterly period ended          DECEMBER 27, 1996
-------------------------------------------------------------------------------

Commission file number                 0-20287
-------------------------------------------------------------------------------



                              NU-KOTE HOLDING, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



              DELAWARE                                  16-1296153
-------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)




17950 PRESTON ROAD, SUITE 690, DALLAS, TEXAS                75252
-------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)




                                  (972) 250-2785
-------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X         No
        -----          -----

 Number of shares of common stock of registrant outstanding at February 5, 1997:

                CLASS                                   OUTSTANDING
                -----                                   -----------
  Class A common stock $.01 par value                    21,775,302

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS


                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets as of
      December 27, 1996 and March 31, 1996                              3

     Consolidated Statements of Operations and Retained
      Earnings for the Three Month Periods
      Ended December 27, 1996 and December 29, 1995                     4

     Consolidated Statements of Operations and Retained
      Earnings (Deficit) for the Nine Month Periods
      Ended December 27, 1996 and December 29, 1995                     5

     Consolidated Statements of Cash Flows for the Nine
      Month Periods Ended December 27, 1996
       and December 29, 1995                                            6

     Notes to Consolidated Financial Statements                         7

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                              14

PART II - OTHER INFORMATION

     Other Information                                                 19

     Signature Page                                                    20


                               NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                              (UNAUDITED)

                                                                           December 27,      March 31,
                                                                               1996            1996
                                                                           ------------      ---------
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                  $  4,667        $  6,540
  Accounts receivable, net                                                     71,378          94,440
  Receivables from related parties                                              4,391           5,622
  Inventories, net                                                            108,632         115,226
  Prepaid expenses                                                             13,146           9,618
  Deferred income taxes                                                         9,266           8,122
                                                                             --------        --------

    Total current assets                                                      211,480         239,568

Property, plant, and equipment, net                                            88,073          92,402
Other assets and deferred charges                                              13,038           7,430
Assets held for sale                                                            2,065           2,065
Intangibles, net                                                               23,217          24,950
                                                                             --------        --------

    Total assets                                                             $337,873        $366,415
                                                                             --------        --------
                                                                             --------        --------

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans and current portion of long-term debt                           $  1,084        $  6,358
  Accounts payable                                                             48,321          53,046
  Compensation related liabilities                                              7,321          14,563
  Other accrued liabilities                                                    35,403          47,936
                                                                             --------        --------

    Total current liabilities                                                  92,129         121,903

Long-term debt, net of current maturities                                     122,597         111,843
Other liabilities                                                              15,942          17,433
Deferred income taxes                                                           8,919          10,327
                                                                             --------        --------

    Total liabilities                                                         239,587         261,506
                                                                             --------        --------
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued Class A common stock, $.01 par value, 40,000,000 shares
   authorized; 22,325,302 and 22,292,008 shares issued                            223             223
  Class B common stock, $.01 par value, 15,000,000 shares authorized;
   none issued
  Additional paid-in capital                                                   91,589          91,178
  Retained earnings                                                             8,476          13,042
  Foreign currency translation adjustments                                     (1,776)            692
  Treasury stock, at cost, 550,000 shares                                        (226)           (226)
                                                                             --------        --------

    Total shareholders' equity                                                 98,286         104,909
                                                                             --------        --------

    Total liabilities and shareholders' equity                               $337,873        $366,415
                                                                             --------        --------
                                                                             --------        --------

       The accompanying notes are an integral part of the consolidated financial statements.


                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND RETAINED EARNINGS
              FOR THE THREE MONTH PERIODS ENDED DECEMBER 27, 1996
                              AND DECEMBER 29, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         (Unaudited)
                                                ----------------------------
                                                December 27,    December 29,
                                                   1996             1995
                                               ------------     ------------

Net sales                                      $     82,923     $    104,660
Cost of sales                                        67,568           74,252
                                               ------------     ------------
      Gross margin                                   15,355           30,408

Selling, general and administrative expenses         15,387           18,128
Research and development expenses                     2,517            2,117
Restructuring expense                                 2,031            5,457
                                               ------------     ------------

      Operating income (loss)                        (4,580)           4,706

Interest expense                                      1,990            1,879
Other (income) expense items, net                       158             (230)
                                               ------------     ------------

Income (loss) before income taxes                    (6,728)           3,057
Provision (benefit) for income taxes                 (2,699)           1,037
                                               ------------     ------------

      Net income (loss)                              (4,029)           2,020
Retained earnings - Beginning of period              12,505            6,641
                                               ------------     ------------

Retained earnings - End of period              $      8,476     $      8,661
                                               ------------     ------------
                                               ------------     ------------

Net income (loss) per share of common stock    $      (0.19)    $       0.09
                                               ------------     ------------
                                               ------------     ------------

Weighted average shares outstanding              21,775,302       22,693,394
                                               ------------     ------------
                                               ------------     ------------

                 The accompanying notes are an integral part of
                      the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND RETAINED EARNINGS (DEFICIT)
              FOR THE NINE MONTH PERIODS ENDED DECEMBER 27, 1996
                              AND DECEMBER 29, 1995
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            (Unaudited)
                                                    --------------------------
                                                    December 27,  December 29,
                                                       1996           1995
                                                   ------------   ------------

Net sales                                          $    256,621   $    311,592
Cost of sales                                           195,331        220,597
                                                   ------------   ------------

      Gross margin                                       61,290         90,995

Selling, general and administrative expenses             48,413         55,619
Research and development expenses                         7,648          6,923
Restructuring expense                                     7,811          9,684
                                                   ------------   ------------

      Operating income (loss)                            (2,582)        18,769

Interest expense                                          6,014          5,598

Other (income) items, net                                  (935)          (769)
                                                   ------------   ------------

Income (loss) before income taxes                        (7,661)        13,940
Provision (benefit) for income taxes                     (3,095)         5,184
                                                   ------------   ------------

      Net income (loss)                                  (4,566)         8,756

Retained earnings (deficit) - Beginning of period        13,042            (95)
                                                   ------------   ------------

Retained earnings - End of period                  $      8,476   $      8,661
                                                   ------------   ------------
                                                   ------------   ------------

Net income (loss) per share of common stock        $      (0.21)  $       0.39
                                                   ------------   ------------
                                                   ------------   ------------

Weighted average shares outstanding                  21,764,239     22,587,499
                                                   ------------   ------------
                                                   ------------   ------------

              The accompanying notes are an integral part of the
                       consolidated financial statements.

                        NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIODS ENDED DECEMBER 27, 1996
                                 AND DECEMBER 29, 1995
                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            (Unaudited)
                                                                    ---------------------------
                                                                    December 27,   December 29,
                                                                        1996           1995
                                                                    ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                                  $ (4,566)       $  8,756
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Exchange gains                                                     (1,066)           (503)
    Depreciation and amortization                                       9,849          10,123
    Deferred income taxes                                                 (82)         (2,827)
    Tax benefit from exercise of stock options                             75           1,536
    Other                                                              (5,187)          1,491
  Changes in working capital:
    Accounts receivable                                                24,293          (3,031)
    Inventories                                                         6,594          (9,338)
    Prepaid expenses                                                   (3,528)         (3,989)
    Accounts payable                                                   (4,725)         (8,439)
    Compensation related liabilities                                   (7,242)         (1,759)
    Other accrued liabilities                                          (6,429)          4,687
    Cash paid for restructuring                                        (8,572)        (13,198)
                                                                     --------        --------

      Net cash used in operating activities                              (586)        (16,491)
                                                                     --------        --------

Cash flows from investing activities:
  Purchase of property, plant and equipment                            (8,065)         (8,139)
  Sale of property, plant and equipment                                   715
  Acquisition of business                                                              (6,107)
                                                                     --------        --------

      Net cash used in investing activities                            (7,350)        (14,246)
                                                                     --------        --------

Cash flows from financing activities:
  Borrowings on long-term debt and other loans                        100,139          46,315
  Payments on long-term debt and other loans                          (91,632)        (26,149)
  Exercise of stock options                                               338           1,838
                                                                     --------        --------

      Net cash provided by financing activities                         8,845          22,004
                                                                     --------        --------

Effect of exchange rate changes on cash                                (2,782)            177
                                                                     --------        --------

Net decrease in cash                                                   (1,873)         (8,556)

Cash and cash equivalents at beginning of period                        6,540          17,049
                                                                     --------        --------

Cash and cash equivalents at end of period                           $  4,667        $  8,493
                                                                     --------        --------
                                                                     --------        --------

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

    The consolidated balance sheet as of December 27, 1996 and the related consolidated statements of operations and retained earnings (deficit) for the three and nine month periods and consolidated statements of cash flows for the nine month periods ended December 27, 1996 and December 29, 1995 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain all financial disclosures and details included in the Company's annual financial statements and notes.

2.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

    Net income (loss) per share of common stock for the three and nine month periods ended December 27, 1996 and December 29, 1995 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted net income
    (loss) per share of common stock are the same and, therefore, are not shown separately.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are reflected net of allowances for doubtful accounts of $4,129 and $3,933 at December 27, 1996 and March 31, 1996,
    respectively.

4.  INVENTORIES

    Inventories consist of the following:



                                              December 27,     March 31,
                                                  1996            1996
                                              ------------     ---------
    Raw materials                              $ 42,834        $ 42,291
    Work-in-process                              13,751          18,341
    Finished goods                               52,047          54,594
                                               --------        --------
      Total                                    $108,632        $115,226
                                               --------        --------
                                               --------        --------


    Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at December 27, 1996. The amounts at March 31, 1996 are based upon the audited balance sheet at that date.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following components:

                                                      December 27,  March 31,
                                                          1996         1996
                                                      ------------  ---------
    Land                                                $  4,606     $  5,323
    Buildings and improvements                            22,701       22,742
    Machinery and equipment                               93,727       90,827
                                                        --------     --------

                                                         121,034      118,892
    Less accumulated depreciation and impairment
     provision                                           (32,961)     (26,490)
                                                        --------     --------

         Total                                          $ 88,073     $ 92,402
                                                        --------     --------
                                                        --------     --------


    Depreciation expense amounted to $2,486 and $3,182 for the three month periods and $7,656 and $8,183 for the nine month periods ended December 27, 1996 and December 29, 1995, respectively.

6.  INTANGIBLE ASSETS

    Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                      Amortization    December 27,    March 31,
                                         Period           1996          1996
                                      ------------    ------------    ---------
    Goodwill                            20 years        $ 9,880        $ 9,880
    Covenants-not-to-compete           3-5 years          6,642          6,642
    Trademark                           40 years         11,306         11,306
    Technology license                   8 years          1,272          1,272
                                                        -------        -------

                                                         29,100         29,100
    Less accumulated amortization                        (5,883)        (4,150)
                                                        -------        -------

    Total                                               $23,217        $24,950
                                                        -------        -------
                                                        -------        -------

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

7.  LINE OF CREDIT

    The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $687 and $681 at December 27, 1996 and March 31, 1996, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at December 27, 1996 and March 31, 1996 were 17.6% and 22.6%, respectively.

8.  LONG-TERM DEBT

    Long-term debt of the Company consists of the following:

                                               December 27,       March 31,
                                                   1996             1996
                                               ------------       ---------
    Revolving lines of credit                    $122,336         $ 75,919
    Term loan                                                       40,000
    Other items                                     1,345            1,601
                                                 --------         --------
                                                  122,994          117,520
    Less current portion                             (397)          (5,677)
                                                 --------         --------

    Long-term debt, net of current portion       $122,597         $111,843
                                                 --------         --------
                                                 --------         --------

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

    As of December 27, 1997, the Company was in technical default of its Amended Credit Agreement. The technical default involved the failure to meet the required ratio of Consolidated Total Debt to Consolidated
    EBITDA (calculated on a cumulative basis for the last four fiscal quarters). The Company has obtained a waiver of the technical default, including an amendment limiting borrowings under the Company's credit facilities to $140 million and increasing the interest rate on libor borrowings, effective for the period December 27, 1996 to March 30, 1997. The Company is currently in discussions with its lenders regarding further amendments to the terms of the Amended Credit Agreement, and expects to finalize such amendments prior to March 30, 1997.

9.  INCOME TAXES

    Following are the approximate effective blended tax rates for significant jurisdictions:

                        North America                 40%
                        Switzerland                   22%
                        Germany                       64%
                        United Kingdom                33%


    The above resulted in a worldwide effective blended tax rate of 40% for both the three and nine month periods ended December 27, 1996, respectively.

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

11.  RESTRUCTURING EXPENSE

     As a result of the Pelikan Hardcopy Division acquisition, the Company merged certain of its operations with those of the Pelikan Hardcopy Division. The plan to integrate the Pelikan Hardcopy Division's operations included, among other things, closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations in Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies. The Company substantially completed the merger activities in fiscal 1996 and anticipates completion in fiscal 1997.

     Activity related to accrued restructuring costs during the quarters ended December 27, 1996 and December 29, 1995 are as follows:

                                       Amount                      Amount
                                     Accrued at    Amount         Accrued at
           Description of              End of      Paid in       Beginning of
        Restructuring Expense         Quarter      Quarter         Quarter
        ---------------------        ----------    -------       ------------

     Quarter Ended December 27,
           1996:
        Severance                    $   1,755     $    938      $   2,693
        Lease cancellations                201          184            385
        Facility maintenance
           and other                       194           15            209
                                     ---------     --------      ---------

                                     $   2,150     $  1,137      $   3,287
                                     ---------     --------      ---------
                                     ---------     --------      ---------

                                       Amount                      Amount
                                     Accrued at    Amount         Accrued at
           Description of              End of      Paid in       Beginning of
        Restructuring Expense         Quarter      Quarter         Quarter
        ---------------------        ----------    -------       ------------

     Quarter Ended December 27,
           1995:
        Severance                    $    (424)    $    434      $      10
        Lease cancellations              1,075           45          1,120
        Termination of contract
          manufacturing and
          other contracts                1,006           75          1,081
        Facility maintenance
          and other                       (146)         405            259
                                     ---------     --------      ---------

                                     $   1,511     $   9,59      $   2,470
                                     ---------     --------      ---------
                                     ---------     --------      ---------

     Activity related to accrued restructuring costs during the nine month periods ended December 27, 1996 and December 29, 1995 are as follows:

                                       Amount                                 Amount
                                     Accrued at    Amount                   Accrued at
           Description of              End of      Paid in   Additional    Beginning of
        Restructuring Expense          Period      Period    Provision        Period
        ---------------------        ----------    -------   ------------  ------------
     Nine Months Ended December
           27, 1996:
        Severance                    $   1,755     $  1,009    $    2,693     $     71
        Lease cancellations                201          224                        425
        Facility maintenance
           and other                       194          190                        384
                                     ---------     --------    ----------     --------

                                     $   2,150     $  1,423    $   26,93$          880
                                     ---------     --------    ----------     --------
                                     ---------     --------    ----------     --------


                                       Amount                      Amount
                                     Accrued at    Amount         Accrued at
           Description of              End of      Paid in       Beginning of
        Restructuring Expense          Period      Period           Period
        ---------------------        ----------    -------       ------------

     Nine Months Ended December
           29, 1995:
        Severance                    $    (424)    $  3,595      $   3,171
        Lease cancellations              1,075          135          1,210
        Termination of contract
          manufacturing and
          other contracts                1,006        1,344          2,350
        Facility maintenance
          and other                       (146)       1,780          1,634
                                     ---------     --------      ---------

                                     $   1,511     $  6,854      $   8,365
                                     ---------     --------      ---------
                                     ---------     --------      ---------

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     QUARTER ENDED DECEMBER 27, 1996 COMPARED TO QUARTER ENDED DECEMBER 29, 1995

          Net sales for the quarter ended December 27, 1996 were $82.9 million, a decline of $21.7 million (20.8%) over the quarter ended December 29, 1995. For the quarter ended December 27, 1996, sales in North America amounted to $43.1 million, a decline of 20% as compared to sales of $54.0 million during the previous year period, and sales in Europe amounted to $39.0 million as compared to $49.7 million during the previous year period, a decline of 22%. All of the net sales decline experienced in North America ($10.9 million) was due to a 40% decline in sales of impact products, whereas the decline in sales in Europe ($10.7 million) was due to a decline in sales of both impact and non-impact products of 24% and 20%, respectively.

          Worldwide sales of non-impact supplies accounted for 58% of total worldwide sales for the quarter ended December 27, 1996, compared to 50% for the previous year period. Sales of non-impact product as a percentage of worldwide sales increased because sales of impact products declined by $17.1 million (33%). In North America, sales of non-impact supplies amounted to $25.1 million as compared to $24.0 million in the previous year period and represented 58% and 44%, respectively, of total North American sales. Sales of non-impact products as a percentage of North American sales increased because North American sales of non-impact products increased by $1.1 million (4.6%) and sales of impact products declined by $12.0 million (40%). Sales of non-impact supplies in Europe amounted to $23.1 million for the quarter ended December 27, 1996 as compared to $28.9 million and represented 59% of total European sales.

          Management expects that world-wide sales of impact products will continue to decline as the migration to the use of non-impact printing devices accelerates. In addition, even though revenue from sales of non-impact products is growing, management is evaluating its non-impact products with the intent of re-defining the core product base and eliminating unprofitable product categories.

          Cost of sales were $67.6 million (81.5% of net sales) for the quarter ended December 27, 1996, compared to $74.3 million (70.9% of net sales) in the prior year period. The increase in cost of sales as a percentage of net sales was due primarily to the decline in net sales of impact and toner products and the related effect on absorption of manufacturing overhead costs associated therewith. In addition, as was experienced in the previous quarter, sales of Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems, which have a higher initial product cost, also contributed to the decline in gross profit margins.

          The Company expects to reduce its world-wide manufacturing costs for impact products by shifting the manufacturing of such products to Mexico and China. The Company also expects that in the future, the gross profit margin for Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems will improve due to (a) an increase in the sales volume of such products due in part from customer re-orders of refill tanks associated with these products and (b) a reduction in the raw material cost of these products resulting from the Company's recently initiated used ink jet cartridge recovery program.

          Research and development expenses were $2.5 million, an increase of $0.4 million over the previous year period. The increase in expenses is directly attributed to ink jet development activities in North America.

          Selling, general and administrative expenses were $15.4 million (18.6% of net sales) for the quarter ended December 27, 1996, a reduction of $2.7 million, as compared to $18.1 million (17.3% of net sales) for the previous year period. The decrease in actual expenditures resulted from the implementation of worldwide expense reduction programs.

          Restructuring cost, related primarily to the down sizing of impact product production in Europe, amounted to $2.0 million as compared to $5.5 million in the previous year period.

          Interest expense was $2.0 million, compared to $1.9 million for the previous year period.

          For the quarter ended December 27, 1996, the Company recognized a net loss of $4.0 million compared to net income of $2.0 million (1.9% of net sales) for the previous year period. The decrease in net income is directly attributable to the decrease in sales and the increased cost of goods sold discussed above.

     NINE MONTHS ENDED DECEMBER 27, 1996 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1995

          Net sales for the nine months ended December 27, 1996 were $256.6 million, a decrease of $55.0 million (17.6%) over the nine months ended December 29, 1995. For the nine months ended December 27, 1996, sales in North America amounted to $129.5 million, a decline of 10% as compared to the previous year period. All of the net sales decline experienced in North America ($15.0 million) was due to a 29% ($22.0 million) decline in sales of impact products, as sales of non-impact products have increased $7.0 million (10%) over the previous year period. For the nine month period ended
          December 27, 1996, sales in Europe amounted to $124.6 million, a decline of 24% as compared to the previous year period. Sales of impact products in Europe declined $18.0 million (26%), while sales of non-impact products declined $21.0 million (22%) as compared to the previous year period.

          As a percentage of total sales, worldwide sales of non-impact supplies accounted for 57% of total sales for the nine months ended December 27, 1996, compared to 49% of total sales in the nine months ended December 29, 1995. Sales of non-impact products as a percentage of worldwide sales increased because sales of impact products declined $40.0 million (27%), while sales of non-impact products declined
          $14.0 million (9%).

          Management expects that world-wide sales of impact products will continue to decline as the migration to the use of non-impact printing devices accelerates. In addition, management is evaluating its non-impact products with the intent of re-defining the core product base and eliminating non-profitable product categories.

          Cost of sales were $195.3 million (76.1% of net sales) for the nine months ended December 27, 1996 compared to $220.6 million (70.8% of net sales) in the prior period. As previously indicated, the increase in cost of sales percentage was due primarily to: (1) the decline in net sales of impact and toner products and the related effect on absorption of manufacturing overhead costs associated therewith;
          (2) sales of Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems, which have a higher initial product cost; and (3) price reductions initiated in Europe which have not been offset by increased volumes. The Company expects to reduce its world-wide manufacturing costs as it shifts the manufacturing of such products to Mexico and China. The Company also expects that in the future, the gross profit margin for Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems will improve due to (a) an increase in the sales volume of such products in part from customer re-orders of refill tanks associated with these products and (b) a reduction in the raw material cost of these products resulting from the Company's recently initiated used ink jet cartridge recovery program.

          Research and development expenses were $7.6 million, up $0.7 million as compared to the previous year period. The increase in expenses is directly attributed to increased ink jet technology spending in North America.

          Selling, general and administrative expenses were $48.4 million (18.9% of net sales) for the nine months ended December 27, 1996, a reduction of $7.2 million, as compared to $55.6 million (17.9% of net sales) for the previous year period. The decrease in actual expenditures resulted from the implementation of worldwide expense reduction programs.

          Other income, primarily due to exchange gains in Europe amounted to $0.9 million and $0.8 million, respectively.

          Restructuring cost, related primarily to the down sizing of world-wide impact product production, amounted to $7.8 million and $9.7 million, respectively.

          Interest expense was $6.0 million, compared to $5.6 million for the prior period.

          For the nine months ended December 27, 1996, the Company recognized a net loss of $4.6 million compared to net income of $8.8 million (2.8% of net sales) for the prior period. The decrease in net income is directly attributable to the decrease in sales and the increased cost of goods sold discussed above.

     EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

          Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the company's exposure to currency fluctuations. As a result, the Company reported $1.1 million and $0.5 million, respectively, in exchange gains, in the nine month periods reported.

     LIQUIDITY AND CASH FLOW

          For the nine months ended December 27, 1996, cash used by operations, primarily to fund restructuring expenses and increased working capital needs, amounted to $0.6 million. Capital expenditures, primarily related to the purchase of ink jet manufacturing equipment, were $8.1 million.

          As of February 6, 1996, borrowings outstanding under the Company's credit facilities amounted to $131.0 million, up $13.5 million from March 31, 1996. The Company has $9.0 million available for future borrowings under its credit facilities.

          As of December 27, 1997, the Company was in technical default of its Amended and Restated Credit Agreement (the "Amended Credit Agreement"), as described in Note 8 of Notes to Consolidated Financial Statements. The technical default involved the failure to meet the required ratio of Consolidated Total Debt to Consolidated EBITDA (calculated on a cumulative basis for the last four fiscal quarters). The Company has obtained a waiver of the technical default, including an amendment limiting borrowings under the Company's credit facilities to $140 million and increasing the interest rate on libor borrowings, effective for the period December 27, 1996 to March 30, 1997. The Company is currently in discussions with its lenders regarding further amendments to the terms of the Amended Credit Agreement, and expects to finalize such amendments prior to March 30, 1997.

          If the Company is unable to amend the terms of its Amended Credit Agreement, it is likely that it will continue to be in technical default of the EBITDA covenant beyond the March 30, 1997 expiration date of the current waiver. No assurance can be given that satisfactory amendments, modifications or waivers to the terms of the Amended Credit Agreement can be negotiated.

          Assuming the current level of operations and the continued availability of the Company's credit facilities, as amended to date, the Company believes it will have sufficient funds available to meet its liquidity requirements for the next 12 months.

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

                         PART II - OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             See Item 3 - Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996 and Note 10 of Notes to Consolidated Financial Statements for the three and nine month periods ended December 27, 1996 and December 29, 1995 included elsewhere in this report.

ITEM 2 -     INAPPLICABLE

ITEM 3 -     DEFAULTS UPON SENIOR SECURITIES

             As of December 27, 1997, the Company was in technical default of its Amended and Restated Credit Agreement (the "Amended Credit Agreement"), as described in Note 8 of Notes to Consolidated Financial Statements. The technical default involved the failure to meet the required ratio of Consolidated Total Debt to Consolidated EBITDA (calculated on a cumulative basis for the last four fiscal quarters). The Company has obtained a waiver of the technical default, including an amendment limiting borrowings under the Company's credit facilities to $140 million and increasing the interest rate on libor borrowings, effective for the period December 27, 1996 to March 30, 1997. The Company is currently in discussions with its lenders regarding further amendments to the terms of the Amended Credit Agreement, and expects to finalize such amendments prior to the March 30, 1997. See Note 8 of Notes to Consolidated Financial Statements and
             Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Cash Flow.

ITEMS 4 - 5  INAPPLICABLE

ITEM 6 -     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits.

                Exhibit 10.36a - First Amendment to Amended and Restated
                                 Credit Agreement and Waiver

                Exhibit 11.1   - Statement regarding computation of per share
                                 earnings.

                Exhibit 27     - Financial Data Schedule

            (b) Reports on Form 8-K.

                The registrant filed no reports on Form 8-K during the quarterly period ended December 27, 1996.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   February 7, 1996                /s/   DAVID F. BRIGANTE
    --------------------------         ----------------------------------
                                       David F. Brigante
                                       Chairman of the Board and
                                       Chief Executive Officer




Date   February 7, 1996                /s/   DANIEL M. KERRANE
    --------------------------         ----------------------------------
                                       Daniel M. Kerrane
                                       Executive Vice President and
                                       Chief Financial Officer