Form 10-K
period 1997-03-31
NU KOTE HOLDING INC /DE/
filed 1997-08-04
CIK 812423

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from          to

                         Commission File Number 0-20287

                           --------------------------

                             NU-KOTE HOLDING, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                16-1296153
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

17950 PRESTON ROAD, SUITE 690, DALLAS,                   75252
                TEXAS
   (Address of principal executive                     (Zip Code)
               offices)

       Registrant's telephone number, including Area Code: (972) 250-2785

                           --------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                     CLASS A COMMON STOCK, $0.01 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS
                                (Title of Class)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X_

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of June 27, 1997, there were 21,775,302 shares of Class A Common Stock outstanding (with one Preferred Share Right attached to each) and the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,783,901. Solely for purposes of computing the aggregate market value of the Class A Common Stock, the share ownership of all directors and executive officers, and their family members, and of all persons holding more than 10% of the Registrant's outstanding shares has been excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

    None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

GENERAL

    Nu-kote Holding, Inc. (the "Company" or "Registrant"), through its wholly-owned subsidiaries, is one of the leading independent manufacturers and distributors of supplies for office and home printing devices. In order to expand its position in this market, the Registrant acquired International Communication Materials, Inc. ("ICMI") in February 1992 (the "ICMI Acquisition"), Future Graphics, Inc. ("Future Graphics") in February 1993 (the "Future Graphics Acquisition"), and the Hardcopy Division (the "Pelikan Hardcopy Division") of Pelikan Holding AG ("Pelikan") in February 1995 (the "Pelikan Acquisition"). ICMI is one of the largest U.S. independent manufacturers of toner for non-impact printers and copiers and Future Graphics is one of the largest remanufacturers of laser printer cartridges and distributors of laser cartridge components and supplies in the world. The Pelikan Hardcopy Division is a major European and U.S. manufacturer of supplies for impact and non-impact printers.

    The Registrant's operations involve a single industry segment--the manufacturing and distribution of a full line of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, and calculator ink rollers. For financial information relating to foreign and domestic operations, see Note 15 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

    The Registrant's principal executive offices are located at 17950 Preston Road, Suite 690, Dallas, Texas 75252, telephone number (972) 250-2785. All references herein to the "Company" or "Registrant" include the Company and its subsidiaries, unless the context otherwise requires.

PRODUCTS

    The Registrant manufactures and/or distributes over 3,300 different products, including 280 new products introduced in fiscal 1997, of which approximately 50% were components for the remanufactured laser cartridge business, for use in over 30,000 different models of impact and non-impact printing mechanisms. Of the 280 new products introduced in fiscal 1997, 273 were non-impact supplies and seven were impact supplies. The Registrant's impact printer products include printer, typewriter, point of sale and calculator ribbons, calculator and cash register ink rollers, and other supplies for use in impact printing mechanisms. The Registrant is also one of the largest United States manufacturers and distributors of magnetic ink character recognition ("MICR") ribbons for check encoding printers, and is one of the largest independent ink jet ink and cartridge manufacturers in Europe. The Registrant's non-impact printing products include toner for laser printers, copiers, and plain paper facsimile machines, supplies for ink jet printers and facsimile machines, remanufactured cartridges and cartridge components for laser printers and copiers. In addition, the Registrant manufactures and distributes a range of thermal wax products for bar code printer and facsimile machines, as well as facsimile paper, and specialty papers and films for ink jet and laser printers.

    Finished products are currently sold both at the retail level under the Nu-kote-Registered Trademark- and Pelikan-Registered Trademark- brand names and to original equipment manufacturers ("OEMs") of printing equipment. OEM products are manufactured to the OEM's specifications and sold both with the original hardware and in the aftermarket. The Registrant also sells intermediate products such as rolls of coated film, large containers of bulk laser and copier toner, bottles of ink jet inks, and laser cartridge components and supplies.

    The Registrant's remanufactured cartridges for low to mid-range laser printers remain some of the Registrant's fastest growing products. These cartridges were originally designed to be discarded after the toner was consumed and replaced with new cartridges; however, a number of companies, including the Registrant, now recover the empty cartridges and remanufacture them for resale. In both the U.S. and Europe, the Registrant completely disassembles empty cartridges, replaces or refurbishes worn or damaged parts, replaces the cartridges photoreceptor drum, replaces the toner supply, then reassembles the cartridge.

    The Pelikan "Easy-Click" and the Nu-kote "Cartridge Plus" Systems for ink jet printers using the HP Deskjet engine are two of the most successful products developed by independent hardcopy manufacturers in the past few years. In calendar 1996, HP cartridges were used in over 60% of all ink jet printers. The Registrant estimates that over 100 million print heads for the HP Deskjet mechanism were sold in calendar 1996 in the U.S. with over 150 million sold worldwide. These ink jet cartridges, which utilize an "all-in-one" design containing an ink supply and a printhead, were designed to be discarded and replaced after the original ink supply was consumed. However, the Pelikan Hardcopy Division was the first company to successfully develop and manufacture a system consisting of a modified print head and a number of ink containers, which allows a quick and clean replacement of the ink supply while allowing the modified print head to be used multiple times.

    The Registrant also manufactures and distributes a variety of compatible ink jet cartridges for use in popular Canon and Epson ink jet printers, as well as a complete line of Hewlett-Packard cartridge refill kits designed for the cost conscious home or small business user, and a complete cartridge remanufacturing service similar to the one employed for remanufactured laser toner cartridges.

MARKETS AND DISTRIBUTION

    The Registrant currently sells its products directly to wholesale, retail and manufacturing markets under the Nu-kote-Registered Trademark-, Pelikan-Registered Trademark- ICMI-Registered Trademark- and
Futura-Registered Trademark- brand names, and also to OEMs and distributors for resale under their brand names or private labels. Nu-kote-Registered Trademark- and Pelikan-Registered Trademark- brand products are distributed through all major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "superstores", warehouse clubs, information processing specialists, value added resellers and mass market retailers. ICMI-Registered Trademark- brand laser toners and Futura-Registered Trademark- brand laser cartridge kits are marketed to distributors serving the laser cartridge remanufacturing market. Nu-kote-Registered Trademark- and Pelikan-Registered Trademark- brand products are compatible with substantially all impact printing devices currently in use and the Registrant's laser products are compatible with over 90% of the low to mid-range laser and ink jet printers now on the market. OEM products are manufactured to the OEM's specifications and sold both with the original hardware and in the aftermarket. The Registrant sells its products subject to limited warranties. Historically, product liability and warranty claims have been immaterial.

    The market for supplies for typewriters and other impact printers has been declining in recent years and is expected to continue to decline as non-impact printing devices become more popular and replace many of the impact printers now in service. During fiscal 1997, the Registrant experienced a decline of approximately 28% in its sales from impact products. While the Registrant expects the market for supplies for typewriters and other impact printers to continue to decline as a whole, the Registrant believes there will continue to be an important market for its ribbon products for the foreseeable future. The Registrant also expects that its selling prices for impact products may come under pressure in the future as smaller competitors reduce prices in an attempt to preserve their portion of a declining market. However, the Registrant believes that it will be able to mitigate the effects of market pressures on selling prices by transferring production of its impact and labor intensive non-impact products to its established manufacturing facilities in Mexico and China.

    The Registrant expects the market for non-impact printing supplies to continue to grow, as awareness of their economic and, in the case of remanufactured cartridges, environmental benefits, increases.

    The Registrant is actively pursuing OEM partners to enhance certain printhead technology being developed by Modular Ink Technology, A.B. ("MIT") for the growing ink jet printer supplies market. As of March 31, 1997, the Registrant had signed two OEM contracts with respect to MIT printheads in the United States.

MATERIALS

    The principal raw materials used in the production of the Registrant's impact and non-impact products are polymer film and fabric, packaging materials, polypropylene pellets, wax, carbon and ink. These materials generally are readily available. The Registrant has not historically experienced difficulties obtaining an adequate supply of raw materials from outside sources and does not currently anticipate that it will experience any such shortage in the foreseeable future. The Registrant obtains certain materials from single suppliers, but believes that such supplies could be obtained from alternative sources if required without creating any material shortage for the Registrant.

    To a large extent, the Registrant relies on its ability to obtain used laser printer cartridges and ink jet heads for remanufacturing. While used cartridges and ink jet heads are currently readily available, potential entry into the markets for such products by OEMs could adversely affect the Registrant's abilities to obtain used cartridges or ink jet heads for remanufacturing.

CUSTOMERS

    No one customer accounted for more than 10% of the Registrant's sales in fiscal 1997. Backlogs are not considered material in the industry in which the Registrant competes.

BUSINESS STRATEGY

    The Registrant intends to further consolidate its position in the impact printer supplies market by continuing to capitalize on its quality reputation, research and development capabilities, customer service and marketing innovations, as well as its ability to offer wholesalers, catalog merchandisers and retailers a complete line of impact and non-impact printing supplies ("one-stop shopping"). Although the Registrant expects the ribbon market to continue to decline as a whole, it believes that the large base of existing typewriters and impact printers in North and South America and Europe, and the demand for basic printing and imaging products will result in continuation of an important market for impact supplies for the foreseeable future.

    The market for supplies for laser, ink jet and other non-impact printers is growing in North America and Europe. The Registrant intends to expand its sales in those markets by capitalizing on the marketing and distribution strengths of the combined Nu-kote and Pelikan Hardcopy Division organizations. Its strategy for non-impact printing supplies has six key elements: continue aggressive research and development efforts for ink jet and thermal products; pursue cross licensing agreements with OEM partners to gain access to newer technologies; expand the sales efforts for the MIT printhead technology; expand the placement of non-impact products into the Registrant's worldwide aftermarket distribution channels consisting of wholesale distributors, office products dealers, direct mail catalogues, office supply "superstores", warehouse clubs and mass market and specialty retailers; further improve customer service satisfaction by reducing order delivery response times as a result of the centralization of European warehousing and order entry; and further develop a presence in the "generic" and "private labels" sales channels in the U.S. utilizing its newly created sales group dedicated to this select group of high volume customers.

COMPETITION

    The printing supplies market is extremely competitive. In both the impact and non-impact markets, the Registrant's biggest competitors are the OEMs, most of which are substantially larger and have greater financial resources than the Registrant. In the impact supplies business, some OEMs manufacture their own ribbon products. Other OEMs buy ribbons from outside suppliers. In addition, there are currently over 100 independent ribbon manufacturers in the United States and over 200 worldwide, ranging from small local producers to national and international companies.

    OEMs currently dominate the market for the majority of toner products and ink jet supplies. Although the market for compatible toner supplies is still developing, there are currently several independent competitors in this market. Their willingness to offer components and ink jet products at very low prices, and the possibility of substantial price reductions by one or more OEMs, could have a material adverse effect on the portion of the Registrant's business affected thereby. The remanufactured laser printer cartridge market, which only developed over the last several years, has historically consisted of numerous small independent producers, and the ink jet cartridge remanufacturing and refilling market is following the same direction. Future Graphics and the Pelikan Hardcopy Division position the Registrant as one of the largest remanufactured laser and ink jet cartridge producers in the industry.

TRADEMARKS, PATENTS AND LICENSES

    The NU-KOTE trademark is registered in the United States and 26 foreign countries and is subject to pending applications in three other countries. Other significant trademarks of the Registrant are the subject of U.S. and foreign applications and registrations. The ICMI and FUTURE GRAPHICS trademarks are also registered in the United States as well as being registered or the subject of pending applications in several other countries. The Registrant also holds over 80 registered trademarks related to the Pelikan Hardcopy Division, nine of which are in the U.S. The Registrant considers the Nu-kote, ICMI, Future Graphics and Pelikan Hardcopy Division trademarks material to its business. As of March 31, 1997, the Registrant held over 60 patents in the United States and approximately 400 patents in various foreign jurisdictions. In addition, the Registrant has more than 25 U.S. and 60 foreign patent applications pending. All of such patents and applications are for product or production methods. The Registrant considers these patents to be material to its business.

    The Registrant has obtained licenses to use certain intellectual property rights of other companies, including an exclusive, fifty-year, royalty-free, fully paid-up, worldwide license, directly and through its subsidiaries, to use the "PELIKAN" name or mark and Pelikan BIRD LOGO, and the registrations and applications therefor, in the hardcopy supplies business subject to certain terms and conditions. The Registrant considers the Pelikan trademark to be material to its business. The Registrant also holds a license to use certain IBM patents in various countries. In return for such IBM patent rights, the Registrant must disclose and, upon payment of a royalty, license its technological developments related to such patents to IBM. Still further, the Registrant is a licensee of Xaar, Inc. under certain patents and know-how relating to piezoelectric ink jet technology. The Registrant considers this license to be material to its business.

RESEARCH AND DEVELOPMENT

    Primarily as a result of Pelikan Hardcopy Division's European non-impact products research and development capabilities as well as expenditures associated with the development of a new generation of the piezoelectric ink jet technology by MIT, the Registrant incurred $9.6 million, $9.6 million and $1.8 million in research and development costs in fiscal years 1997, 1996 and 1995, respectively. The Registrant expects to incur approximately $8.0 million in fiscal 1998 in research and development activities related primarily to the further development of non-impact printing supplies.

ENVIRONMENTAL AND REGULATORY MATTERS

    The Registrant is subject to regulation at the federal, state and local levels, as well as outside of the U.S., including, in particular, regulations relating to environmental matters. Such regulations are often complex and are subject to change. The Registrant is required to obtain permits from a number of governmental agencies in order to conduct various aspects of its business. Such permits are subject to modification and revocation, which could impair the Registrant's ability to conduct its business in the manner and at the places it is presently conducted. Regulatory or legislative changes may cause future increases in the Registrant's operating costs or otherwise affect its operations.

    In connection with the acquisition by the Registrant in 1986 of the Worldwide Office Supplies Division and the International Business Forms Division (the "Unisys Divisions") of Unisys Corporation ("Unisys"), Unisys agreed to indemnify the Registrant for liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Registrant's Rochester and Macedon, New York and Bardstown, Kentucky facilities. The New York Department of Environmental Conservation ("DEC"), with respect to the Rochester and Macedon facilities, and the Kentucky Environmental Protection Agency, with respect to the Bardstown facility, have alleged that environmental contamination exists at such sites. The Registrant has been advised that Unisys is cooperating with these state environmental agencies in connection with the testing for and investigation of contamination and, with respect to the Rochester and Bardstown sites, is implementing measures to complete remediation. The Registrant has been informed that Unisys is undertaking further tests regarding the Macedon facility pursuant to a consent order with the DEC, which has listed the facility as a proposed State Superfund site, to demonstrate that the site requires no remediation. As a result of the indemnification from Unisys, in the opinion of the Registrant's management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Registrant's financial position, results of future operations or liquidity.

    In connection with the Pelikan Acquisition, Pelikan agreed to indemnify the Registrant for all losses, liabilities and costs resulting from or arising out of environmental conditions existing on or prior to the closing on February 24, 1995 at the facilities acquired from Pelikan, such as Registrant's Derry, Pennsylvania and Franklin, Tennessee facilities. With respect to certain potential pre-closing environmental liabilities and costs identified on a schedule agreed to by the Registrant and Pelikan, Pelikan's liability is limited to $2.5 million, which was deposited in an environmental escrow account at the closing. Pelikan's liability for all other pre-closing environmental liabilities and costs is unlimited in amount but expires on the third anniversary of the closing, except as to any claims asserted on or before the 30th day following the third anniversary of the closing. In 1996, Registrant undertook limited environmental investigations at Registrant's Derry, Pennsylvania and Franklin, Tennessee facilities due to reports of certain environmentally suspect activities having taken place pre-closing at those facilities. The investigation of the environmental condition of the soil at the Derry facility detected material contamination. The investigation of the environmental condition of the soil and groundwater at the Franklin facility also detected material contamination. Registrant has notified Pelikan of the existence of the detected material contamination. Registrant has also exercised Registrant's right to assume the defense of the environmental claims which may be associated with the contamination detected at the Derry and Franklin facilities. Registrant will work with the applicable federal, state and local agencies to complete the minimal further environmental investigation and remediation required to bring the Derry and Franklin facilities into compliance with applicable law. Because of the limited nature of the environmental investigation to date, Registrant is unable to estimate the potential amount associated with the contamination detected at the Derry and Franklin facilities. Based on the indemnification obligation of Pelikan and environmental surveys conducted by environmental consultants in connection with the Pelikan Acquisition, management of the Registrant nevertheless does not believe that any environmental costs incurred in connection with the environmental matters identified on the pre-closing schedule or during the limited environmental investigations of Registrant's Derry and Franklin facilities will have a material impact on the Registrant's financial condition, results of operations or liquidity.

    Management of the Registrant believes that changes in the Pelikan Hardcopy Division's facilities and operations to comply with current environmental discharge and emission regulations will mainly result in costs to acquire tangible property which the Registrant expects to depreciate over at least a ten-year period. Therefore, management of the Registrant does not expect expenses associated with compliance by the Pelikan Hardcopy Division with current environmental regulations to have a material impact on future recurring operating costs. A number of raw materials used to manufacture toners and inks in the Pelikan Hardcopy Division's products are subject to frequent scientific and regulatory reevaluation to determine the potential environmental hazards, and may be subjected to changing regulations. Management of the Registrant believes that in Europe any increases in net operating costs associated with compliance with future environmental regulations can be passed on to most present European customers without a material impact on future earnings. Management believes that in the U.S., where office supply "superstores" comprise a larger portion of the customer base, it is unlikely that it will be able to pass on to such customers future increases, if any, in environmental compliance costs.

    Federal, state and local and foreign agencies regulate the disposal, handling and storage of waste, and air and water discharges from the Registrant's facilities. Based on current regulations and the condition of its facilities, the Registrant does not currently anticipate a material amount of environmental capital expenditures.

    The registrant employs an environmental compliance officer who is charged with formulating policies for the Registrant's North American facilities to promote compliance with environmental laws. The Registrant has taken measures to improve monitoring of the Registrant's emissions to the environment at the Rochester and Macedon facilities, including the implementation of a chemical usage tracking system (which generates incoming solvent inventory and usage data) and a mass balance method for calculating total emissions. In addition, Registrant has had an environmental consultant conduct a regulatory environmental compliance audit of Registrant's Franklin, Tennessee, Connellsville, Pennsylvania, Derry, Pennsylvania and Chatsworth, California facilities. These measures help the Registrant to comply with its reporting and record keeping obligations under applicable environmental laws.

    The foregoing "Environmental and Regulatory Matters" section and Note 12 of "Notes to Consolidated Financial Statements", insofar as it relates to such matters, contain various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which represent the Registrant's expectations or beliefs concerning future events, including statements regarding estimates of the Companys liabilities associated with identified environmental matters and the likelihood that any liability in excess of expected indemnification payments and reserves for such matters will not materially affect the Company's financial position or results of future operations or liquidity. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any, which exists at the Company's facilities, (ii) the remedial action selected by the Company or required by governmental agencies, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the ability of other responsible parties, if any to pay their respective shares of remediation costs and meet their indemnification obligations, and (vi) whether any insurance recoveries are available or realized. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

EMPLOYEES

    The registrant employs approximately 2,800 persons worldwide. Except for approximately 150 employees who are covered by a collective bargaining agreement with the United Steel Workers at the Registrant's Derry and Connellsville, Pennsylvania facilities, none of the Registrant's other North American employees are represented by a labor union. Approximately 400 of the Registrant's Turriff (Scotland), Greif (Germany) and MIT (Sweden) employees are also governed by various union agreements. The Registrant considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Executive Officers of the Registrant, their positions and offices and, as of June 27, 1997, their ages and years of service with the Registrant (and its predecessors) are set forth below.

                                                                                                          YEARS WITH
                                                                                                              THE
                                                                                                          REGISTRANT
                                                                                                            AND ITS
NAME OF INDIVIDUAL                 AGE                           POSITION(S) HELD                        PREDECESSORS
------------------------------     ---     ------------------------------------------------------------  -------------
David F. Brigante.............     45      Chairman of the Board and Chief Executive Officer                  17

Patrick E. Howard.............     49      Chief Operating Officer                                             1

Daniel M. Kerrane.............     56      Executive Vice President, Chief Financial Officer and               5
                                             Director

Hans Paffhausen...............     47      Managing Director of European Operations                           20

James H. Groh, Sr.............     44      Executive Vice President, Sales and Marketing                       1

C. Ronald Baiocchi............     53      Senior Vice President, North American Operations                   19

Uli Morf......................     40      Vice President of Global Manufacturing, Research and               19
                                             Development

Anthony G. Schmeck............     44      Senior Vice President--Finance, Corporate Controller and           10
                                             Secretary

Steven J. DiPasquale..........     33      Senior Vice President, Treasurer and Assistant Secretary            3

Richard A. Larsen.............     48      Senior Vice President and General Counsel                           2

    Mr. Brigante, who became a director of the Registrant in November 1992, was elected Chairman of the Board in February 1994 and became Chief Executive Officer of the Registrant in April 1993. Prior thereto, he served as President and Chief Operating Officer of the Registrant from November 1992 and Executive Vice President and General Manager--North American Supplies Group from 1991. Mr. Brigante joined the Registrant's North American Operations in 1980 and served in positions of ever increasing responsibility in sales, marketing and operations. Mr. Brigante was appointed to the position of Vice President, Sales and Marketing in October 1988 and served in that capacity until April 1991.

    Mr. Kerrane has been Executive Vice President and Chief Financial Officer of the Registrant since November 1992 and has been a director of the Registrant since November 1993. From January 1992 to November 1992, he served as a consultant to Clayton, Dubilier & Rice and to Homeland Stores, Inc. Mr. Kerrane was a consultant to Lexmark International, Inc. from March 1991 to November 1992. He served as Director of Finance and Planning of the Information Products Division at International Business Machines Corporation from 1988 to 1991. On May 9, 1997 Mr. Kerrane filed suit against the Registrant alleging that the Registrant breached the terms of his Supplemental Employment Agreement. See Legal Proceedings below.

    Mr. Howard has been Chief Operating Officer of the Registrant since February 1997. From January 1996 to present he has served as Chief Executive Officer of the Richmont Group. Mr. Howard was Executive Vice President of Mary Kay, Inc. from December 1985 to January 1996.

    Mr. Paffhausen has been Managing Director of the Registrant's European Operations since the Pelikan Acquisition in February 1995. He joined Pelikan in 1977 and served in positions of increasing responsibility in research and development, engineering, production and operations, including three years as the General Manager of Pelikan Scotland (formerly Caribonum) and two and one-half years as Director of Pelikan's U.S. Operations in Franklin, Tennessee. Mr. Paffhausen was appointed Managing Director of the Pelikan Hardcopy Division in January 1994. From January 1995 until the Pelikan Acquisition he also served as Chief Director of Operations of Pelikan for the worldwide Pelikan organization.

    Mr. Groh has been Executive Vice President, Sales and Marketing, since December 1996. Prior to joining Nu-kote, Mr. Groh was Executive Vice President of International Imaging Materials (IIMAK) for 10 years. He also served as a Director of that company. Mr. Groh began his career with the Burroughs Office Supplies Division (now Nu-kote), where he held a number of sales and marketing positions from 1975 to 1984. He holds a B.S. Degree in Engineering from Cornell University and an MBA from Rochester Institute of Technology.

    Mr. Baiocchi has been Senior Vice President, North American Operations since January 1996. Mr. Baiocchi joined Burroughs Corporation (now Unisys) in October 1978 and has held a number of executive positions in manufacturing, product management, sales and marketing and business planning.

    Mr. Morf has been Vice President of Global Manufacturing, Research and Development since April 1997. He joined Pelikan in 1978, serving in positions of increasing responsibility in research and development and production in both Europe and the United States, including four years in charge of Pelikan's research and development group in Franklin, Tennessee, three years as General Manager of Pelikan's Edenton, North Carolina manufacturing facility and five years as General Manager of Pelikan's Greif, Germany manufacturing facility. Most recently, Mr. Morf served as Technical Manager of all production and research and development facilities in Europe and China.

    Mr. Schmeck has been Senior Vice President--Finance, Corporate Controller and Secretary of the Registrant since August 1994. From 1992 to 1994, Mr. Schmeck served as Vice President--Finance, Corporate Controller and Secretary of the Registrant, and from 1991 to 1992, he served as Vice President--Finance and Administration. Mr. Schmeck joined the Registrant in January 1987 as Director of Accounting and Tax. He became Group Controller of the North American Operations in August 1989. Prior to joining the Registrant, Mr. Schmeck was a part of the finance group of Rockwell International Corporation and previously worked as an auditor with Price Waterhouse. Mr. Schmeck is a Certified Public Accountant.

    Mr. DiPasquale has been Senior Vice President, Treasurer and Assistant Secretary since February 1997. He joined the Registrant in June 1994 to serve as Treasurer. Prior to joining the Registrant, Mr. DiPasquale was a senior manager at Coopers & Lybrand and worked in the Business Assurance group where he specialized in mergers and acquisitions. Mr. DiPasquale is a Certified Public Accountant.

    Mr. Larsen has been Senior Vice President and General Counsel of the Registrant since June 1995. Prior to joining Nu-kote, Mr. Larsen was Vice President, General Counsel and Secretary of Harris Adacom Corporation for five years.

ITEM 2.  PROPERTIES

    The Registrant has fee or leasehold interests in each of the facilities listed below:

                                        SQUARE
LOCATION                                 FEET                       ACTIVITIES                         STATUS
-------------------------------------  ---------  -----------------------------------------------  ---------------
Dallas, Texas........................     11,985  Headquarters                                     Leased(1)

Rochester, New York..................     70,232  Manufacturing, engineering, distribution         Leased(2)

Rochester, New York..................     10,952  Manufacturing                                    Leased(3)

Macedon, New York....................     11,105  Manufacturing                                    Held for Sale

Connellsville, Pennsylvania..........     61,154  Manufacturing                                    Owned

Bogota, Colombia.....................     24,400  Manufacturing, administration, warehouse         Leased(4)

Chatsworth, California...............     46,600  Manufacturing, engineering, warehouse,           Leased(3)
                                                    administration

Chatsworth, California...............     17,000  Warehouse                                        Leased(4)

Nogales, Sonora, Mexico..............     75,000  Warehouse, distribution                          Leased(5)

                                        SQUARE
LOCATION                                 FEET                       ACTIVITIES                         STATUS
-------------------------------------  ---------  -----------------------------------------------  ---------------
Nogales, Sonora, Mexico..............     62,775  Manufacturing                                    Leased(3)

Nogales, Arizona.....................     75,000  Warehouse                                        Leased(5)

Franklin, Tennessee..................    136,703  Manufacturing, distribution, research and        Owned
                                                    development

Franklin, Tennessee..................     31,600  Manufacturing, research                          Leased(5)

Derry, Pennsylvania..................    133,022  Manufacturing, engineering, research and         Held for Sale
                                                    development

Bardstown, Kentucky..................    144,000  Warehouse                                        Held for Sale

Bardstown, Kentucky..................      7,200  Administration                                   Leased(7)

Uniontown, Pennsylvania..............     33,600  Manufacturing, distribution                      Leased(4)

Goodlettsville, Tennessee............     56,000  Manufacturing, distribution                      Leased(8)

Turriff, Scotland....................    137,779  Manufacturing, administration, research and      Leased(9)
                                                    development

Goslar, Germany......................    172,224  Manufacturing, administration                    Owned

Egg, Langwies Nord, Switzerland......     16,000  Manufacturing, administration, research and      Leased(6)
                                                    development

Egg, Lee, Switzerland................    146,390  Manufacturing, research and development          Owned

Egg, Rietweis, Switzerland...........     17,750  Office, sales and administration                 Leased(10)

Monchaltorf, Switzerland.............     37,674  Manufacturing, research and development          Owned

Lenglow, China.......................     25,092  Manufacturing                                    Leased(6)

Jarfalla, Sweden.....................     58,400  Manufacturing, research and development          Leased(2)

Hong Kong............................      4,300  Warehouse                                        Leased(6)

Duren, Germany.......................    103,620  Logistics center                                 Leased(9)

------------------------

 (1) Expires 2002

 (2) Expires 2001

 (3) Expires 1999

 (4) Month to month

 (5) Expires 1998

 (6) Expires 2000

 (7) Expires 1997

 (8) Expires 2004

 (9) Expires in 3 increments in 2010, 2015 and 2019

(10) At will with 3 months notice of cancellation by either party

    In addition, the Registrant maintains sales offices in various locations throughout the United States and Europe.

    The Registrant believes its facilities are in good operating condition, suitable for their intended purposes and provide sufficient production capacity for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

    On May 19, 1995 ICMI filed a declaratory judgment action against Ricoh Company, Ltd. and Ricoh Corporation (collectively, "Ricoh") in the United States District Court for the Western District of Pennsylvania seeking a determination by the court that the current design of one of its toner cartridge does not infringe one of Ricoh's patents. In August of 1995, Ricoh filed a motion for preliminary injunction to enjoin the sale of the cartridge. Following a hearing on Ricoh's motion for preliminary injunction held on August 19, 1995, the Court denied Ricoh's motion, finding in part that the evidence indicated ICMI's current toner cartridge did not infringe Ricoh's patent. In September 1995, ICMI filed a motion for summary judgment as to the noninfringement of the Ricoh patent by ICMI's current toner cartridge. This motion has not been heard and no trial date has been set in the case. The Registrant believes the current design of ICMI's toner cartridge does not infringe any Ricoh patent and is vigorously prosecuting its position.

    On September 19, 1994, Hewlett-Packard Company, a California corporation ("HP"), filed a lawsuit against Nu-kote International in the United States District Court for the Northern District of California seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from using HP's trademarks in a manner likely to cause confusion or mistake, or to deceive, and from making any false and misleading statements regarding Nu-kote International replacement ink jet cartridges and kits, and, also seeks compensatory, punitive and treble damages, court costs and attorney's fees. Nu-kote International has filed an answer to the lawsuit denying HP's allegations and asserting twelve affirmative defenses that include, among others, that Hewlett-Packard's patents are invalid, unenforceable or not infringed by Nu-kote International, that Hewlett-Packard has defrauded the U.S. Patent and Trademark Office and trademark misuse. Nu-kote International has also asserted seven counterclaims against Hewlett-Packard including counterclaims for false, deceptive and misleading statements in violation of the Lanham Act, patent invalidity and unenforceability, violations of the Sherman and Clayton Antitrust Acts, illegal conduct in restraint of trade and illegal tying arrangements, and has requested a declaration that Nu-kote International has not infringed any valid patent of Hewlett-Packard. Nu-kote seeks damages and an injunction for acts in restraint of trade, false advertising, trade liable, defamation and unfair competition. In April 1997, Nu-kote International filed a Motion for Preliminary Injunction seeking to enjoin HP from producing and selling its bottom ink filler cartridges on the basis that the purpose of the entire project is to prevent resellers from refilling the cartridge and that the packaging is misleading to customers and, therefore, violates the Lanham Act. On July 11, 1997, the Court granted in part and denied in part Nu-kote's Motion for Preliminary Injunction. In pertinent part, the Court found that Nu-kote had established the requisite combination of success on the merits of its Lanham Act claim and possibility of irreparable harm to justify a preliminary injunction. Accordingly, the Court enjoined Hewlett-Packard from using its false advertising. Trial in this matter is scheduled for March 1999. Nu-kote International believes the current designs of Nu-kote's HP compatible ink jet products and refill methods do not infringe any HP patent and is vigorously defending its position.

    On April 3, 1995, Canon, Inc., a Japan corporation, and its U.S. affiliates, Canon Computer Systems, Inc. and Canon USA, Inc. (collectively "Canon"), filed a lawsuit against Nu-kote International in the United States District Court for the Central District of California seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from making false designations of origin or false descriptions regarding Nu-kote International's cartridges and kits, and, also seeks compensatory, punitive and treble damages, court costs and attorney's fees. Nu-kote International has filed an answer asserting twelve affirmative defenses to the claims alleged in Canon's complaint. These include, among others, defenses that Canon's patents are invalid, unenforceable and/or not infringed by Nu-kote International, that Canon has defrauded the U.S. Patent and Trademark office and trademark misuse. Additionally, Nu-kote International has alleged counterclaims which include claims of monopolization and attempted monopolization of the aftermarket for replacement cartridges for Canon printers. Nu-kote International is also seeking declaratory relief asking the Court to find that it has not infringed any valid claim of Canon's right in the six patents in the suits, cancellation of Canon's patents because of fraud on the U.S. Patent and Trademark Office, damages and an injunction for intentional interference with business relations, trade liable, disparagement of goods, defamation and unfair competition. In July 1996 Canon filed a second and related lawsuit, alleging infringement of its 5,509,140 utility patent (the "140" patent) which depicts an ink cartridge for use in the Canon BJC-600 printer. The 140 patent issued on April 16, 1996. Canon also filed a Motion for Preliminary Injunction, which was granted. While the motion was pending, Nu-kote International redesigned its cartridge that is the subject of the 140 patent claims. As a result, the preliminary injunction does not prevent Nu-kote International from manufacturing or selling any current cartridge designs. Nu-kote International has appealed the injunction and the appeal is pending. Nu-kote has moved for summary judgment on the ground that Nu-kote has not infringed the 140 patent. Trial of the patent claims is currently scheduled to commence in the Spring of 1998. Nu-kote International believes the current designs of its Canon compatible ink jet cartridges do not infringe any Canon patent and is vigorously defending its position.

    Seiko Epson Corporation, a Japan corporation, and its U.S. affiliate, Epson America Inc. (collectively "Epson"), filed a lawsuit against the Registrant, Nu-kote International and Pelikan Produktions, A.G. in the U.S. District Court for the Central District of California. The suit was originally filed on April 25, 1995, and Pelikan was added in September 1996. Epson seeks to have the court enjoin Nu-kote International and its affiliates from selling replacement Epson compatible ink jet cartridges and from using Epson's registered trademarks in a manner likely to cause confusion or mistake, or to deceive, and from making any false and misleading representations regarding replacement Epson compatible ink jet cartridges, and, also seeks compensatory and treble damages, court costs and attorneys fees. Nu-kote International and Pelikan have filed answers which assert nine affirmative defenses to the claims alleged in Epson's complaint. These include, among others, that Epson's patents are invalid, unenforceable and are not infringed and trademark misuse. Nu-kote International and Pelikan also allege various counterclaims against Epson, including claims for monopolization and attempted monopolization of the aftermarket for certain replacement cartridges and violation of the Lanham Act. Additionally, Nu-kote International seeks damages and an injunction for false advertising, trade liable, disparagement of goods, defamation, and unfair competition. By order dated November 30, 1995, the District Court granted Epson's motion for preliminary injunction with regard to one type of cartridge. Nu-kote International ceased selling this cartridge in the United States on March 6, 1996. In February 1997, Nu-kote International's Motion for Summary Judgment of the unenforceability of Epson's 5,156,472, 5,158,377, 5,221,148 and 5,421,658 utility patents-in-suit was granted by the District Court. There remain in the lawsuit Epson's 5,488,401 utility patent and two of its design patents, 351,190 and 365,596. Nu-kote has moved for summary judgment on the ground that Nu-kote has not infringed the 351,190 design patent. Nu-kote International believes the allegations set forth in Epson's Complaint are without merit and intends to defend the lawsuit vigorously.

    On May 9, 1997, Daniel M. Kerrane filed suit against the Company in Texas State District Court in Dallas County, Texas. Mr. Kerrane alleges he and the Company entered a Supplemental Employment Agreement in February 1994 (the "Agreement") which was to become operative upon a "Change in Control" as defined by the Agreement. He alleges the Company breached the agreement by substantially diminishing his responsibilities with the Company. Mr. Kerrane seeks an amount in excess of $2.0 million for breach of contract, an unspecified amount of damages for attorneys' fees, damages in excess of $2.0 million breach of duty of good faith and fair dealing, and punitive damages in the amount of $4.0 million. The Company denies Mr. Kerrane's allegations and is vigorously defending the suit.

    On June 10, 1997, Financial Business Information System, Ltd., a South African corporation, filed suit against Nu-kote International and the Registrant in U.S. District Court for the Northern District of Texas. The plaintiff alleges that it was the exclusive distributor of Nu-kote products in South Africa, but that Nu-kote breached terms of its distributorship agreement. Actual, consequential and incidental damages in an amount in excess of $2.5 million are sought. Neither the Registrant nor Nu-kote International, Inc. ever entered into any written distributorship agreement with the plaintiff, and they deny all the plaintiff's allegations in the suit. This matter is being vigorously defended by the Registrant and Nu-kote International.

    In addition, the Registrant is involved in various routine legal matters.

    In the opinion of management, all matters discussed above are covered by insurance or are without merit or the disposition is not anticipated to have a material effect on the Registrant's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations or cash flows when resolved.

    The foregoing "Legal Proceedings" section and Note 12 of "Notes to Consolidated Financial Statements", insofar as it relates to pending litigation matters, contain various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which represent the Registrant's expectations or beliefs concerning the possible outcome of the various litigation matters described herein. The Registrant cautions that the actual outcome of such matters could be affected by a number of factors, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counter claims, and the scope and collectability of insurance coverage. A decision in any of the foregoing lawsuits which is adverse to the Company could have an adverse effect on the Company's business and financial conditions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S STOCK AND RELATED STOCKHOLDER MATTERS

    The Common Stock is quoted on the NASDAQ National Market System under the symbol "NKOT". The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the NASDAQ National Market System for the periods indicated, adjusted to give effect to the two-for-one stock split effected in the form of a 100% dividend, paid August 15, 1995.

                                                      MARKET PRICE
                                                    -----------------
FISCAL YEAR                                          HIGH       LOW
--------------------------------------------------  -------   -------
1996
  First Quarter...................................   16 1/4    11 1/2
  Second Quarter..................................   22 1/4    15 5/8
  Third Quarter...................................   22 1/2    16
  Fourth Quarter..................................   18 1/4    15 1/2

1997
  First Quarter...................................   19        15 3/4
  Second Quarter..................................   16 1/2     8 3/4
  Third Quarter...................................   12         6 3/4
  Fourth Quarter..................................   11         2 3/8

1998
  First Quarter...................................    3 1/2     2 3/8

    The last reported sales price per share of the Common Stock as quoted on the NASDAQ National Market System on June 27, 1997 was 2 9/16. As of the date hereof, the Registrant had 21,775,302 shares of Common Stock outstanding.

    The Registrant has never declared or paid any cash dividends on its Common Stock and has no current plans to pay cash dividends on the Common Stock. The Registrant presently intends to retain earnings to support the growth of the Registrant's business. The payment of any future cash dividends will be determined by the Board of Directors in light of conditions then existing, including the Registrant's earnings, financial condition and capital requirements, restrictions in financing agreements, business conditions and other factors.

    The Registrant is a holding company and thus its ability to pay cash dividends on its Common Stock depends on the Registrant's subsidiaries ability to pay dividends to the Registrant. The Registrants credit agreement restricts the payment of dividends by it.

    As of June 27, 1997, the Registrant had approximately 3,600 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial data of the Registrant on a consolidated basis. The statement of operations data for the fiscal years ended, and the balance sheet data as of, March 31, 1997, 1996, 1995, 1994 and 1993 were derived from the Consolidated Financial Statements of the Registrant.

                                                                               YEAR ENDED MARCH 31,
                                                              ------------------------------------------------------
                                                              1997(1)      1996(1)   1995(1)     1994         1993
                                                              --------     --------  --------  --------     --------
                                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales...................................................  $342,302     $424,070  $193,562  $151,260     $120,085
Cost of sales...............................................   285,144(2)   294,980   142,861   109,521(3)    83,627
                                                              --------     --------  --------  --------     --------
Gross margin................................................    57,158      129,090    50,701    41,739       36,458
Selling, general and administrative expenses................    66,602       78,100    29,421    22,680       16,626
Research and development expenses...........................     9,646        9,560     1,800     1,600        1,400
Restructuring expense.......................................    15,139       13,825    28,449
Other operating expenses....................................     1,064                  2,500     1,112
                                                              --------     --------  --------  --------     --------
Operating income (loss).....................................   (35,293)      27,605   (11,469)   16,347       18,432
Interest expense, net.......................................     8,444        7,435     3,239     1,802        3,179
Other (income) expense, net.................................       714         (557)     (245)    1,087(4)       109
                                                              --------     --------  --------  --------     --------
Income (loss) from continuing operations before income
  taxes.....................................................   (44,451)      20,727   (14,463)   13,458       15,144
Provision (benefit) for income taxes........................     5,201        7,590    (2,392)    5,472        4,424
                                                              --------     --------  --------  --------     --------
Income (loss) from continuing operations....................   (49,652)      13,137   (12,071)    7,986       10,720
Discontinued operations(5)..................................                                                  (2,500)
                                                              --------     --------  --------  --------     --------
Income (loss) before extraordinary items....................   (49,652)      13,137   (12,071)    7,986        8,220
Extraordinary charge(6).....................................                             (281)                  (711)
                                                              --------     --------  --------  --------     --------
Net income (loss)...........................................  $(49,652)    $ 13,137  $(12,352) $  7,986     $  7,509
                                                              --------     --------  --------  --------     --------
                                                              --------     --------  --------  --------     --------
Net income (loss) from continuing operations per common
  share(7)..................................................  $  (2.28)    $   0.58  $  (0.69) $   0.47     $   0.76
Net income (loss) per common share (primary)(7).............     (2.28)        0.59     (0.71)     0.47         0.53
Net income (loss) per common share (fully diluted)(7).......     (2.28)        0.58     (0.71)     0.47         0.53

BALANCE SHEET DATA:
Working capital.............................................  $ 96,392     $118,724  $101,333  $ 33,287     $ 16,596
Total assets................................................   297,037      366,415   326,517    99,199       80,094
Short-term debt.............................................     1,135        6,358       927     1,064        1,692
Total long-term debt........................................   134,677      111,843    90,131    20,841       17,617
Shareholders' equity........................................    49,428      104,909    90,414    48,821       35,913

------------------------------

(1) The Registrant's financial statements for the years ended March 31, 1997, 1996 and 1995 reflect the Pelikan Acquisition, which occurred on February 24, 1995. See Note 3 to the Consolidated Financial Statements.

(2) Includes a $8,039 charge associated with inventory write-offs and increased excess and obsolescence reserves in North America and $7,724 of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead.

(3) Includes a $650 charge for inventory spoilage resulting from the installation of new equipment coupled with severe winter weather and a $775 charge resulting from the revision of estimated future workers' compensation costs.

(4) Includes a $1,000 non-recurring pre-tax and after-tax charge associated with the Registrant's secondary offering completed in May 1993.

(5) Loss from discontinued operations is both pre-tax and after-tax in 1993.

(6) Represents non-recurring charge of $463 ($281 net of tax benefit) and $1,185 ($711 net of tax benefit) from early repayments of indebtedness in fiscal 1995 and 1993, respectively.

(7) Per share information has been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend, paid August 15, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

TRENDS

    During fiscal 1997, 1996 and 1995, the transformation of the market from supplies for typewriters and other impact printers to supplies for ink jet and laser printers and other non-impact products continued. Worldwide sales of the Company's impact products declined 28.2%, or $57.4 million in fiscal 1997. This decline was spread throughout the Company's worldwide markets as sales of the Company's impact products declined nearly 30% and 27%, in North America and Europe, respectively.

    The Company expects the market for impact supplies to continue to decline as non-impact printing devices become more popular and replace many of the impact printers now in service. However, the Company intends to mitigate the effect of the reduction in the market for impact supplies by transferring production of the products to its manufacturing facilities in Mexico and China and by expanding into markets such as Asia with products manufactured in China.

    After growing steadily from less than $2 million in worldwide sales in fiscal 1992 to over $220.5 million in worldwide sales in fiscal 1996, sales of non-impact products declined nearly 11% in fiscal 1997 and amounted to $196.1 million. Even though sales of toner products declined nearly 33% in fiscal 1997, sales of non-impact products in North America were $99.3 million in both fiscal 1997 and 1996, as sales of ink jet and laser products grew in excess of 30% in fiscal 1997. The decline in toner sales in North America was due in part to: (1) the Company's decision to reduce sales of recharger toners in non-profitable markets; (2) delays in introduction of certain new products due to patent infringement issues; and (3) quality issues resulting from the consolidation of toner formulas at its two North American toner facilities. In Europe, non-impact sales amounted to $96.8 million, a decline of $24.4 million over fiscal 1996 sales. Approximately one-third of the decline in European non-impact sales was due to exchange rate fluctuation, another one-third was due to price reductions in the first quarter of fiscal 1997 which did not result in increased sales. The remaining decline in non-impact sales was due to a decline in sales volumes.

    The Company expects that for the foreseeable future it will continue to experience pressures for increased sales allowances from office supply superstores and other mass market retailers as the marketplace in North America continues to experience consolidations within distribution channels. In addition, in fiscal 1997, the Company began to experience market pressures for increased sales allowances from OEMs and from office supply superstores that are now selling in Europe. At the same time, the Company continues to experience worldwide price competition from small manufacturers that reduce prices in order to maintain market share.

    The Company believes that the total market for supplies of non-impact printers and copiers will continue to expand as new non-impact printing technologies become available. Furthermore, the Company believes that, as a result of its commitment to research and development, it will be able to increase its sales of non-impact supplies by introducing new products such as its Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems. However, the Company expects that over the first half of fiscal 1998, the growth in sales of non-impact products will not be sufficient to offset the decline in sales of impact supplies. Management is optimistic that sales of Pelikan "Easy-Click" and Nu-kote "Cartridge Plus" systems will continue to grow, thereby more than offsetting the decline in sales of impact products in the second half of fiscal 1998 and future years.

    The following table sets forth certain historical data from the Company's Statement of Operations for the fiscal years ended March 31, 1997, 1996 and 1995 and the percentage change in such data from year to year. The data for the historical year-end periods is derived from the Consolidated Financial Statements of the Company.

                                                                                                    PERCENTAGE
                                                                                                INCREASE/(DECREASE)
                                                                  YEAR ENDED MARCH 31,           FROM PRIOR PERIOD
                                                              ----------------------------  ---------------------------
                                                                1997      1996      1995    1997 v. 1996   1996 v. 1995
                                                              --------  --------  --------  ------------   ------------
                                                                     (IN THOUSANDS)
Net sales...................................................  $342,302  $424,070  $193,562    (19.3)%        119.1%
Cost of sales...............................................   285,144   294,980   142,861     (3.3)%        106.5%
Gross margin................................................    57,158   129,090    50,701    (55.7)%        154.6%
Selling, general and administrative expenses................    66,602    78,100    29,421    (14.7)%        165.5%
Research and development expenses...........................     9,646     9,560     1,800     (0.9)         431.1%
Restructuring cost..........................................    15,139    13,825    28,449      9.5%         (51.4)%
Operating income (loss).....................................   (35,293)   27,605   (11,469)    (N/A)          (N/A)
                                                              --------  --------  --------
                                                              --------  --------  --------

    The following table sets forth certain data from the Company's Statement of Operations for the fiscal years ended March 31, 1997, 1996 and 1995 expressed as a percentage of net sales:

                                                                 YEAR ENDED MARCH 31,
                                                              ---------------------------
                                                               1997      1996      1995
                                                              -------   -------   -------
Net sales...................................................  100.0%    100.0%    100.0%
Cost of sales...............................................   83.3      69.6      73.8
                                                              -------   -------   -------
Gross margin................................................   16.7      30.4      26.2
Selling, general and administrative expenses................   19.5      18.4      15.2
Research and development expenses...........................    2.8       2.2       0.9
Other operating expenses....................................    0.3                 1.3
Restructuring cost..........................................    4.4       3.3      14.7
Operating income (loss).....................................  (10.3)      6.5      (5.9)
Other (income) expense......................................    0.2      (0.1)     (0.1)
Interest expense............................................    2.5       1.7       1.7
                                                              -------   -------   -------
Income (loss) before income taxes...........................  (13.0)      4.9      (7.5)
Provision (benefit) for income taxes........................    0.3       1.8      (1.3)
                                                              -------   -------   -------
Net income (loss)...........................................  (13.3)%     3.1%     (6.2)%
                                                              -------   -------   -------
                                                              -------   -------   -------

    The following table sets forth certain historical revenue data for the fiscal years ended March 31, 1997 and 1996 and the dollar and percentage changes in such data from year to year.

                                                      YEAR ENDED
                                                      MARCH 31,         1997 v. 1996
                                                    --------------  --------------------
                                                     1997    1996   DOLLARS   PERCENTAGE
                                                    ------  ------  -------   ----------
                                                     (DOLLARS IN MILLIONS)
Impact revenue:
  North America...................................  $ 73.8  $104.7  $ (30.9)   (29.5)%
  Europe..........................................    69.1    94.6    (25.5)   (27.0)
  Total...........................................   146.2   203.6    (57.4)   (28.2)
  Percent of total................................    42.7%   48.0%

Non-impact revenue:
  North America...................................    99.3    99.3
  Europe..........................................    96.8   121.2    (24.4)   (20.1)
  Total...........................................   196.1   220.5    (24.4)   (11.1)
  Percent of total................................    57.3%   52.0%

Total revenue:
  North America...................................   173.1   204.0    (30.9)   (15.1)
  Europe..........................................   165.9   215.8    (49.9)   (23.1)
  Total...........................................  $342.3  $424.1  $ (81.8)   (19.3)
  Percent of total................................   100.0%  100.0%

FISCAL 1997 COMPARED TO FISCAL 1996

    Net sales for fiscal 1997 were $342.3 million, a decline of $81.8 million (19.3%) over fiscal 1996. For fiscal year 1997, sales by North American entities were $173.1 million, a decline of $30.9 million, or 15.1%, as compared to sales in the previous year. Sales by European entities declined approximately $49.9 million, or 23.1%, as compared to the previous year and were $165.9 million. Sales of impact products in North America declined by 30% during the fiscal year. Sales of toner products also declined but the decline in sales of these products was offset by increases in sales of ink jet and laser products. Approximately $14.4 million of the decline in net sales in Europe was due to exchange rate fluctuations. An additional $14.9 million of the decline in net sales in Europe was the result of the Company's decision to reduce unit sales prices in the first quarter of fiscal 1997, which did not result in increased sales. The balance of the decline in sales in Europe was due to a decline in sales of impact products.

    Worldwide sales of non-impact supplies accounted for 57.3% of total worldwide sales for fiscal year 1997, as compared to 52.0% of total worldwide sales for fiscal year 1996. Sales of non-impact products as a percentage of worldwide sales increased largely because sales of impact products declined by $57.4 million (28.2%).

    In North America, sales of non-impact supplies amounted to $99.3 million in fiscal year 1997 and 1996 and represented 57.3% and 48.9%, respectively, of total North American sales. As a percentage of total North American sales, the percentage of non-impact sales increased because sales of impact products declined by $30.9 million (29.5%). For the year, sales of toner products in North America declined nearly 33% as compared to sales in fiscal year 1996, due in large part to: (1) the Company's decision to reduce sales of recharger toners in non-profitable markets; (2) delays in introduction of certain new products due to patent infringement issues; and (3) quality issues resulting from the consolidation of toner formulas at its two North America toner facilities. Sales of the Company's other non-impact products, namely ink jet cartridges, laser printer cartridges, components for laser printers and thermal products, grew over 30% during fiscal 1997.

    Sales of non-impact supplies in Europe were $96.8 million for fiscal 1997, as compared to $121.2 million in fiscal 1996, and represented 58.3% of total European sales for fiscal 1997. Approximately $7.5 million of the decline in sales of non-impact products in Europe was due to exchange rate fluctuations.

An additional $7.7 million of the decline resulted from unit sales price reductions initiated in the first quarter of fiscal 1997, which did not result in increased sales. The balance of the decrease, $9.1 million, resulted from a decline in sales of laser cartridges and components.

    Cost of sales were $285.1 million (83.3% of net sales), in fiscal 1997 compared to $295.0 million (69.6% of net sales) in fiscal 1996. Included in cost of sales for the year ended March 31, 1997 were the following significant charges: (1) a $8.0 million (2.3% of net sales) charge associated with inventory write-offs and increased excess and obsolescence reserves in North America; and
(2) $7.7 million (2.2% of net sales) of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead. In addition, gross margin was adversely impacted during the year by: (1) a revenue decline of $14.9 million (4.4% of net sales) resulting from the reduction in unit selling prices in Europe noted above; and (2) $9.8 million (2.9% of net sales) associated with increased customer allowances and rebates. Lastly, gross margin was also impacted by the decline in net sales of impact and toner products in North America and the related effect on absorption of manufacturing overhead costs.

    The Company is attempting to reduce its worldwide manufacturing costs for impact products and labor intensive non-impact products by accelerating the migration of the manufacturing of such products to its lower labor cost facilities in Mexico and China. The Company is also monitoring inventory levels more closely and is evaluating inventory management systems and procedures in an effort to mitigate the effects of future write-offs of inventories and to maximize the conversion of excess inventories into cash.

    Research and development expenses were $9.6 million, substantially the same as in fiscal 1996.

    Selling, general and administrative expenses were $66.6 million (19.5% of net sales) for fiscal 1997, a reduction of $11.5 million, as compared to $78.1 million (18.4% of net sales) for fiscal year 1996. Approximately $3.4 million of the reduction was due to exchange rate fluctuations with the balance resulting from the implementation of expense reduction programs in Europe.

    Restructuring expenses amounted to $15.1 million in fiscal 1997 as compared to $13.8 million in the previous year. For fiscal 1997 these costs related primarily to: (1) consolidation of impact product production into Scotland, Mexico and China; (2) centralization of distribution into primarily Franklin, Tennessee and Duren, Germany; (3) transition of European sales forces from a predominately fixed-cost basis to a sales force with commission-based agents; and (4) closing of one toner facility and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

    Interest expense was $8.4 million in fiscal 1997, compared to $7.4 million for the fiscal 1996. The increase is a result of larger outstanding borrowings.

    At March 31, 1997 the Company has a tax valuation allowance of $30.7 million against certain deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the provisions of SFAS 109, the Company will recognize an income tax benefit to the extent of $23.7 million when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported income tax expense of $7.6 million in fiscal 1996.

    For fiscal 1997, the Company recognized a net loss of $49.7 million compared to net income of $13.1 million for fiscal 1996. The decrease in net income is directly attributable to the decrease in sales and the increased cost of goods sold as a percentage of sales combined with the restructuring charges and income tax valuation allowances discussed above.

FISCAL 1996 COMPARED TO FISCAL 1995

    The comparison between fiscal 1996 and fiscal 1995 was significantly affected by the Pelikan Acquisition, which occurred on February 25, 1995.

    Net sales from continuing operations for fiscal 1996 were $424.1 million, an increase of $230.5 million (119.1%) over fiscal 1995. The inclusion of the Pelikan Hardcopy Division operations in fiscal 1996 accounted for substantially all of this increase. For the year, sales by North American entities amounted to

$204.0 million and sales by European entities were $215.7 million. Worldwide sales of non-impact supplies were $220.5 million, and increase of $137.5 million, or 165.7%, over the prior year. Sales of non-impact products represented 51.9% of total fiscal 1996 sales versus 43.0% of fiscal 1995 sales. Sales of impact supplies almost doubled in fiscal 1996 and amounted to $203.6 million.

    Cost of sales were $295.0 million (69.6% of net sales) in fiscal 1996 compared to $142.9 million (73.8%) in fiscal 1995. The improvement in gross margins was due to the inclusion in the current year period of the results of the Pelikan Hardcopy Division European operations, which operate at higher gross margins. Selling, general and administrative expenses were $78.1 million (18.4% of net sales) for fiscal 1996 compared to $29.4 million (15.2% of net sales) in fiscal 1995. Research and development expenses amounted to $9.6 million in fiscal 1996 compared to $1.8 million in fiscal 1995. The increase in both of these expense categories was directly attributable to the inclusion of the results of the Pelikan Hardcopy Division operations.

    Restructuring expense, which was incurred as a result of the Pelikan Acquisition and includes the elimination of redundant facilities and the consolidation of operations, amounted to $13.8 million and $28.4 million in fiscal 1996 and 1995, respectively. The total cumulative restructuring charge incurred by the Company related to the merger of certain of its North American operations with those of Pelikan amounted to $29.3 million and included, among other things: (1) closure of the Company's Bardstown, Kentucky manufacturing, distribution and administrative facility and merger of its operations into the Pelikan Franklin, Tennessee facility; (2) consolidation of ICMI with the Pelikan Derry, Pennsylvania facility; (3) termination of a contract ribbon manufacturing arrangement and merger of these operations into the Pelikan Franklin, Tennessee facility; and (4) consolidation of administrative and sales personnel. The total cumulative restructuring charge incurred by the Company related to the merger of its European operations with those of Pelikan amounted to $11.4 million and included: (1) costs associated with the closure of the Company's Deeside, Wales manufacturing facility and merger of its operations into the Pelikan Scotland facility; and (2) redundancy costs associated with the down-sizing of the German production facility.

    In fiscal 1996, the Company revised its estimates with respect to the aforementioned restructuring plan. The changes in the Company's estimates resulted in increases in the amounts required for severance and facility maintenance of $0.5 million in each case and decreases in amounts required for lease cancellations and contract cancellations of 0.6 million and 1.0 million, respectively.

    Interest expense was $7.4 million in fiscal 1996 compared to $3.2 million for fiscal 1995. The increase was attributed to additional borrowings resulting from the financing of the Pelikan acquisition and associated working capital needs.

    Also included as an extraordinary charge to earnings during fiscal 1995 was a $0.3 million charge related to the early extinguishment of the Company's previous credit facility with Banker's Trust company, Barclays Bank PLC and NationsBank Texas, N.A. (the "previous credit facility").

    For fiscal 1996, the Company recognized net income of $13.1 million compared to a net loss of $12.4 million in fiscal 1995. The increase in net income is primarily attributed to net reduction of $14.6 million in restructuring charges for fiscal 1996.

FISCAL 1995 COMPARED TO FISCAL 1994

    The comparison between fiscal 1995 and 1994 was affected by the Pelikan Acquisition, which occurred on February 25, 1995. Fiscal 1995 results of operations included five weeks of the Pelikan Hardcopy Divisions results.

    Net sales from continuing operations for fiscal 1995 were $193.6 million, an increase of $42.3 million (28.0%) over fiscal 1994. The inclusion of five weeks of the Pelikan Hardcopy Division's operations in fiscal 1995 accounted for $29.0 million of the increase. For the year, sales by Nu-kote's existing operations increased $13.3 million (8.8%). Worldwide sales of non-impact supplies were $83.4 million, an increase of 39% over the prior period, and represented 43.0% of total sales. Sales of non-impact supplies by the

Company's existing operations grew almost 17% for the year, with the remainder of the increase of non-impact supplies resulting from the inclusion of the operating results of the Pelikan Hardcopy Division. Sales of impact supplies grew $18.8 million for the year, with the inclusion of the Pelikan Hardcopy Divisions results accounting for $15.4 million of the increase.

    Cost of sales were $142.9 million (73.8% of net sales) in fiscal 1995 compared to $109.5 million (72.4%) in fiscal 1994. Increased sales allowances associated with market share advancement accounted for the majority of the decline in gross profit percentage. Selling, general and administrative expenses were $29.4 million (15.2% of net sales) for fiscal 1995 compared to $22.7 million (15.0% of net sales) in fiscal 1994. The increase in expenses was directly attributable to the inclusion of the results of Pelikan operations.

    As previously discussed, the Company combined certain of its operations with those of the Pelikan Hardcopy Division. As a result of such measures, the Company recognized $28.4 million ($20.6 million after-tax) of restructuring expenses during fiscal 1995.

    During fiscal 1995, the Company settled an action previously filed by Ricoh Company, Ltd. and Ricoh Corporation, resulting in a pre-tax charge to earnings of $2.5 million. The Company has deferred recognition of any potential recoveries from its insurers and the former owners of ICMI until such time as they are realized. Included in fiscal 1994 were $0.9 million ($0.6 million after-tax) of expenses, principally related to the value of inventory destroyed and costs associated with facilities clean-up, incurred as a result of the California earthquake and $0.2 million ($0.1 million after-tax) of expenses attributed to property damage and site clean-up costs resulting from the severe winter weather throughout the country.

    Interest expense was $3.2 million in fiscal 1995 compared to $1.8 million for fiscal 1994. The increase is due to a combination of higher interest rates and additional bank borrowings used to finance working capital needs and the acquisition of the Pelikan Hardcopy Division.

    Also included as an extraordinary charge to earnings during fiscal 1995 was $0.3 million related to the early extinguishment of the Company's previous credit facility with Bankers Trust Company, Barclays Bank PLC and NationsBank Texas, N.A.

    For fiscal 1995, the Company recognized a net loss of $12.4 million compared to net income of $8.0 million (5.3% of net sales) in fiscal 1994. The decrease in net income is primarily attributed to the restructuring charge of $28.4 million ($20.6 million after-tax) taken in connection with the Pelikan Acquisition.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

    Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported $0.4 million and $0.6 million in exchange gains in fiscal 1997 and 1996, respectively. The five most significant foreign currencies in which the Company transacts include German Deutschmarks, Swiss Francs, British Pound Sterling, French Francs and Swedish Krona.

LIQUIDITY AND CAPITAL RESOURCES

    For fiscal 1997, cash used by operating activities amounted to $4.9 million, primarily to fund restructuring expenses. Capital expenditures, primarily related to the purchase of ink jet and toner manufacturing equipment, were $11.3 million.

    For fiscal 1996, cash used by operating activities amounted to $23.9 million, primarily due to restructuring expenses and increased working capital needs associated with increased inventories.

    For fiscal 1995, cash used by operating activities amounted to $2.5 million, primarily due to restructuring expenses, and increased working capital needs associated with increased inventories resulting from the acquisition of the Pelikan Hardcopy Division. Additionally, in connection with the Pelikan Acquisition, in February 1995, the Company entered into new credit facilities totaling $140.0 million at closing (the "Credit Facilities"). These Credit Facilities replaced the Company's existing credit agreement which provided for revolving credit loans of up to $45.0 million. As more fully discussed in Note 3 to the Consolidated Financial Statements, approximately $58.0 million was borrowed from the facilities to repay related indebtedness of the Pelikan Hardcopy Division and acquisition related costs and $34.4 million was used to retire the existing credit facility.

    The Company's cash requirements are related to funding working capital for operations, restructuring costs, research and development costs, capital expenditures and interest expense. Cash provided by operating activities and through borrowings under the Second Amended Agreements described below and open account trade terms from vendors are the primary sources of liquidity and capital for the Company.

    On October 15, 1996 the Company entered into an amended and restated credit agreement (the "First Amended Agreement") which amended and restated its existing credit agreement that was entered into in February 1995. Under the terms of the First Amended Agreement the borrowing commitment was increased from $140 million to $200 million.

    On July 31, 1997 the Company entered into amended and restated credit agreements (the "Second Amended Agreements") which amended and restated the First Amended Agreement. The Second Amended Agreements provide for a total borrowing commitment at date of closing of approximately $145 million including a $10 million letter of credit facility (the "Facilities"). The Facilities are comprised of a $100 million U.S. facility (the "U.S. Facility"), a CHF 50 million Swiss facility (the "Swiss Facility") and a L6.275 million U.K. facility (the "U.K. Facility"). The Second Amended Agreements are funded through a syndicate of commercial lenders and include a senior secured reducing revolving credit facility.

    The U.S. Facility bears interest at (a) 1% through June 30, 1998 and thereafter at 2%, plus (b) the greater of (i) the prime rate of NationsBank of Texas, N.A. or (ii) the Federal Funds rate plus .5%. The rate at July 31, 1997 was 9.5%. The Swiss Facility and the U.K. Facility bear interest at LIBOR plus 4% through June 30, 1998 and LIBOR plus 5% thereafter. The weighted average interest rate at July 31, 1997 was 6.8%. The Second Amended Agreements provide for a commitment fee during the period prior to maturity of 0.75% of the unutilized commitment under the Second Amended Agreements. At July 31, 1997, the Company has cash borrowings outstanding of $135.4 million under the Facilities. The Facilities mature on January 4, 1999.

    Principal payments of $2.5 million are required on each of January 2, 1998, April 1, 1998, July 1, 1998 and October 1, 1998. These payments will permanently reduce the amount of the U.S. Facility. Additionally, the first $5 million the Company receives from the sale of assets must be applied to reduce the principal amount of the Facilities and will constitute a permanent reduction in the amount available under the Facilities. After the Facilities have been reduced by $5 million as the result of asset sales, proceeds from the sale of assets will be split between the lenders and the Company. Amounts paid to the lenders will reduce the principal amount of the Facilities and constitute permanent reductions in the amount available to the Company thereunder. Availability under the Facilities is also reduced by outstanding letters of credit.

    The lenders have received warrants to acquire approximately 1.7 million shares of common stock, which represents 7% of the issued and outstanding shares of Nu-kote on a fully diluted basis at July 31, 1997. The warrants have a five year term and an exercise price of $3.57 each, which is 150% of the average closing price of the Company's common stock for the 20 business days prior to July 15, 1997. The fair value of the warrants is estimated to be $1.0 million and will be treated as a discount on the debt and amortized to interest expense over the term of the Second Amended Agreements.

    The Facilities are guaranteed by the Company and all its significant subsidiaries and are collateralized by substantially all of the assets of the Company and its significant subsidiaries.

    The Second Amended Agreements contain a number of affirmative and negative covenants, including restrictions on indebtedness, liens, investments (including intercompany investments and advances), contingent obligations, dividend payments, sale or transfer of assets and acquisition or disposition of the stock of subsidiaries. In addition, the Second Amended Agreements contain financial covenants requiring the maintenance of certain financial ratios and net worth and limits restructuring charges and capital expenditures. The most restrictive of the financial covenants is the requirement that the Company maintain specified minimum amounts of earnings before interest, taxes, depreciation, amortization, certain noncash losses and gains, restructuring and other nonrecurring charges (as defined) ("EBITDAR"). The EBITDAR covenant is tested monthly, and the Company will be in default under the Second Amended Agreements if it fails to maintain compliance with this or any other financial covenant in the agreement. Additionally, the Second Amended Agreements are subject to other customary events of default, including but not limited to payment defaults.

    During the fiscal year ended March 31, 1997 the Company experienced operating losses and violated financial ratio covenants under the First Amended Agreement. In response to the operating results the Company added new senior officers to key positions in operations, manufacturing and marketing. Additionally, the Company developed a comprehensive five year plan designed to return the Company to profitability. The plan calls for the Company to improve its financial condition by consolidating certain manufacturing facilities, moving labor intensive manufacturing and assembly to lower cost sites, implementing worldwide expense reduction programs and improving inventory management procedures. Many of the components of the plan have been or are in the process of being implemented. Although there can be no assurance that actual results will meet the plan, management is closely monitoring performance in relation to the plan.

    Operating results for the remainder of fiscal 1998 will reflect significant restructuring charges as a result of the actions taken following the reevaluation of the Company's operations. Under the Second Amended Agreements the Company is allowed to incur up to $20 million in restructuring expenses and other nonrecurring charges (as defined), and it is anticipated that at least $13 million will be incurred in fiscal 1998.

    Management believes that working capital provided by operations and borrowings available under the Facilities will provide the Company with adequate cash flow to meet its obligations. However, if the Company fails to reduce its expenses as planned, incurs any unexpected costs, or fails to meet its revenue projections the Company could experience severe liquidity problems. In this regard it should be noted that the Company has been experiencing declining revenues for four of the last five fiscal quarters. If the Company experiences liquidity problems, it could be forced to delay its restructuring efforts which are critical to returning the Company to profitability, reduce its capital expenditures and/or reduce its research and development expenditures. Additionally, the Company could go into default under the Second Amended Agreements. No assurance can be given that the Company will be successful in efforts to address its cost structure issues or operate on a profitable basis in the long term.

CAPITAL EXPENDITURES; ENVIRONMENTAL MATTERS; RESEARCH AND DEVELOPMENT

    Capital expenditures for fiscal 1997, 1996 and 1995 amounted to $11.3 million, $11.6 million, and $7.1 million, respectively. Capital expenditures for fiscal 1997 and 1996 included a full year of expenditures related to the Pelikan Hardcopy Division versus only five weeks for fiscal 1995. Such expenditures were primarily for expansion of manufacturing capacity for ink jet and other non-impact supplies. The Company expects that capital expenditures in fiscal 1998 will total approximately $8.0 million, and that capital expenditures will approximate $11.0 million per year after fiscal 1998. The Company believes that the capital expenditure levels permitted under the Second Amended Agreements will be sufficient to fund anticipated future growth.

    The Company is subject to regulation at the federal, state and local levels in the U.S. and Europe, including in particular, regulation pertaining to environmental matters. To date these matters have not resulted in significant cost to the Company. Based on indemnification obligations of third parties to the Company, current regulations and the condition of its facilities, the Company does not currently anticipate a material amount of environmental expenditures. See also Item 1--Environmental and Regulatory Matters.

    Research and development expenses, were $9.6 million, $9.6 million and $1.8 million in fiscal 1997, 1996 and 1995, respectively. Research and development expense beginning in fiscal 1998 are expected to approximate $8.0 million and increase each year thereafter proportionately as revenues increase.

INFLATION

    The Company is subject to the effects of changing prices. Prices for the Company's impact products have generally declined over the past three years. Because of the declining market for impact printing supplies, the Company expects prices for these products to continue to decrease. As a result of its general inability to pass along cost increases with respect to its impact printing supplies, future increases in production costs or raw material prices could have an adverse effect on the Company's business. Because of the expanding market for non-impact printing supplies, management currently believes that inflation will have less impact on the Companys non-impact operations.

NEW ACCOUNTING STANDARDS

    During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Companys financial statements for periods ending after December 15, 1997. The Company's analysis of this new standard indicates that the standard will not have a material impact on the Companys calculation of fully diluted earnings per share.

    During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 will be effective for the Company's financial statements for periods ending after December 15, 1997.

CAUTIONARY STATEMENT

    The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in particular those statements which represent the Company's expectations or beliefs concerning, among other things: the Company's ability to mitigate the effect of the reduction in the impact market by transferring production to lower cost facilities and expanding into additional markets; the introduction of new products and the continued growth of its Pelikan "Easy Click" and Nu-kote "Cartridge Plus" systems; the ability to maximize conversion of excess inventories into cash; the adequacy of the Company's current credit facilities to provide sufficient cash flow to meet its obligations; future capital expenditure levels; indemnification obligations of third parties and other assumptions regarding environmental matters; and the effect of inflation on future operations. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, particularly the possibility of increased competition from OEMs, manufacturing efficiencies, new product development, consumer acceptance of new products developed by the Company, particularly non-impact supplies, availability of raw materials and critical manufacturing equipment, and the regulatory and trade environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-29 hereof.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The following information with respect to other principal occupation or employment and other affiliations and business experience of each director during the last five years has been furnished to the Company by such director. Except as otherwise indicated, each of the directors has had the same principal occupation for the last five years.

DAVID F. BRIGANTE, AGE 45, CHAIRMAN OF THE BOARD SINCE 1994, CHIEF EXECUTIVE
  OFFICER SINCE 1993, DIRECTOR OF THE COMPANY SINCE 1992

    Mr. Brigante was elected Chairman of the Board in February 1994 and became Chief Executive Officer of the Company in April 1993. Prior thereto, he served as President and Chief Operating Officer of the Company from November 1992 and Executive Vice President and General Manager-North American Supplies Group from 1991.

DONALD A. BOLKE, AGE 58, DIRECTOR OF THE COMPANY SINCE 1994

    Mr. Bolke has been a director of the Company since November 1994. Mr. Bolke served as Senior Vice President of Customer Relations of United Stationers, Inc. from June 1992 until his retirement in December 1993. Prior thereto, Mr. Bolke served as Vice President of Stationers Distributing Company from January 1990 until its acquisition by United Stationers, Inc. in June 1992. Mr. Bolke first joined Zellerbach Office Products in 1962, which was acquired in 1986 by Stationers Distributing Company, and at which he held positions of increasing responsibility.

BRIAN D. FINN, AGE 36, DIRECTOR OF THE COMPANY SINCE 1993

    Mr. Finn has been a director of the Company since November 1993. In June 1997 Mr. Finn became a principal with Clayton Dubilier & Rice, Inc. He was a Managing Director of CS First Boston Corporation ("CS First Boston") from January 1991 until June 1997. Mr. Finn was elected a Director of CS First Boston in January 1990 and a Vice President of that company in 1989.

JOHN P. ROCHON, AGE 45, DIRECTOR OF THE COMPANY SINCE 1994

    Mr. Rochon has been a director of the Company since 1994. Mr. Rochon has been Chairman of the Richmont Corporation since 1990 and Chief Executive Officer of Mary Kay Holding Corporation since 1991. Prior thereto, Mr. Rochon served in positions of increasing responsibility with Mary Kay Holding Corporation, including Vice Chairman from 1987 to 1991. Through Richmont Corporation and its predecessor and affiliated companies, Mr. Rochon has built a large, diversified portfolio of companies and investments strongly focused on consumer goods and services. Mr. Rochon is also a director of Royal Appliance Manufacturing Company.

HUBBARD C. HOWE, AGE 68, VICE CHAIRMAN OF THE BOARD SINCE 1994, DIRECTOR OF THE
  COMPANY SINCE 1988

    Mr. Howe has been a director of the Company since 1988, serving as Vice Chairman from April 1991 to April 1992, Chairman of the Board from April 1992 to February 1994 and Vice Chairman since February 1994. He was Chief Executive Officer of the Company from March 1989 to April 1992. Mr. Howe has been a professional employee of Clayton, Dubilier & Rice, ("Clayton, Dubilier & Rice") since January 1991. He previously spent 12 years as an interim manager and workout consultant. Mr. Howe is also Chairman and Chief Executive officer of Remington Arms Co., Inc., Chairman of APS Holding Corporation and a director of Homeland Holding Corporation and Riverwood Holding, Inc.

THEODORE BARRY, AGE 75, DIRECTOR OF THE COMPANY SINCE 1992

    Mr. Barry has been a director of the Company since May 1992. Mr. Barry is an independent management consultant. He was President of Alondra Development, Inc. from 1989 to 1990 and was Chairman Emeritus of Theodore Barry & Associates, Management Consultants from 1987 to 1989. Mr. Barry is also director of AHP Holding Corporation.

RICHARD C. DRESDALE, AGE 41, DIRECTOR OF THE COMPANY SINCE 1986

    Mr. Dresdale has been a director of the Company since 1986. He also served as Assistant Secretary between 1987 and 1992 and as Vice President and Secretary of the Company from 1986 to 1987. Since March 1994, Mr. Dresdale has been a managing director of Fenway Partners, Inc. Prior thereto, he was a principal at Clayton, Dubilier & Rice, Inc. Mr. Dresdale is also a director of MW Manufacturers, Inc., Brown Moulding Company, Inc., Teters Floral Products, Inc., Bear Archery, Inc., Remington Arms Co., Inc., Aurora Foods, Inc. and CT Farm Country.

DANIEL M. KERRANE, AGE 56, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
  SINCE 1992, DIRECTOR OF THE COMPANY SINCE 1993

    Mr. Kerrane has been a director of the Company since November 1993 and previously served as its Executive Vice President and Chief Financial Officer of the Company. From January 1992 to November 1992, he served as a consultant to Clayton, Dubilier & Rice, Inc. and to Homeland Stores, Inc. Mr. Kerrane was a consultant to Lexmark International, Inc. from March 1991 to November 1992. He served as Director of Finance and Planning Division at International Business Machines Corporation from 1988 to 1991. On May 9, 1997 Mr. Kerrane filed a lawsuit against the Company alleging the Company breached the terms of his Supplemental Employment Agreement. See, "Executive Compensation-- Employment Agreements," below.

MEETINGS OF THE BOARD

    The Company's Board held twelve regularly scheduled or special meetings during the fiscal year ended March 31, 1997 (the "Fiscal Year"). The Board has four standing committees: an Executive Committee, an Audit Committee, a Compensation and Benefits Committee and a Stock Option Committee.

    Each current member of the Board nominated for election at the Annual Meeting attended at least 75% of the total number of meetings of the Board and of the Committees of the Board on which he served that were held during the Fiscal Year.

COMPENSATION OF DIRECTORS

    Directors who are also employees of the Company are not compensated for services as directors. Non-employee directors of the Company receive $20,000 per year, plus $2,000 per year per committee membership and $2,000 per year per committee Chairmanship. In addition, under the Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated (the "1992 Plan"), the Company provides non-employee directors one-time grants of non-qualified stock options for 30,000 shares of Common Stock upon his or her initial election or appointment to the Board. During the Fiscal Year, Mr. Howe was paid $150,000 as Vice Chairman of the Board in lieu of directors' fees otherwise payable to him.

    Under the terms of The Nu-kote Holding, Inc. Deferred Stock Compensation Plan (the "Deferred Stock Plan"), non-employee directors may elect to defer all or a portion of that director's fees, including fees for attendance at regular and special Board and committee meetings, for any calendar year (the "Deferred Amount"). Each Deferred Amount is credited by the Company to a book keeping account (the "Stock Account") and is converted into a stock equivalent (a "Stock Equivalent") on the date the amount is credited. The number of Stock Equivalents is based on the closing price of the Company's Common Stock. Distributions are only made from a director's Stock Account upon termination of the director's service through death, retirement or otherwise. For 1997, two of the Company's directors, John P. Rochon and Brian D. Finn, are participating in the Deferred Stock Plan.

COMMITTEES OF THE BOARD

    EXECUTIVE COMMITTEE. The Executive Committee of the Board has authority, with certain exceptions, to take all actions that may be taken by the full Board. It may meet between regularly scheduled meetings to take such action as is necessary for the orderly conduct of the Company's business. During the fiscal year, the Executive Committee held one meeting. Messrs. Brigante, Howe and Dresdale are members of the Executive Committee.

    AUDIT COMMITTEE. The Audit Committee of the Board reviews and approves the scope and results of any outside audit of the Company, and the fees therefor, and makes recommendations to the Board of Directors or management concerning auditing and accounting matters and the selection of outside auditors. During the Fiscal Year, the Audit Committee of the Board met two times. Messrs. Barry, Bolke and Rochon are members of the Audit Committee.

    COMPENSATION AND BENEFITS COMMITTEE. The Compensation and Benefits Committee of the Board reviews, considers and acts (i) upon matters of salary and other compensation and benefits (other than stock options and stock appreciation rights) of all officers and other key employees of the Company,
(ii) upon all matters concerning the provisions of all Company benefit, retirement or pension plans and (iii) exercises such authority as is delegated to it under the provisions of the Company's benefit retirement and pension plans. During the Fiscal Year, the Compensation and Benefits Committee of the Board held two regular meetings and held special meetings or acted by unanimous written consent two times. Messrs. Dresdale, Finn and Rochon are members of the Compensation and Benefits Committee.

    STOCK OPTION COMMITTEE. The Stock Option Committee of the Board was formed on September 27, 1996 and is empowered to administer the Company's 1992 Plan, Senior Management Stock Appreciation Rights Plan and such other employee benefit plans, programs, policies and procedures as the Board may select. From inception to the end of the Fiscal Year, the Stock Option Committee of the Board acted two times by unanimous written consent. Messrs. Bolke and Rochon are members of the Stock Option Committee.

EXECUTIVE OFFICERS

    Information about the current officers of the Company appears above under the caption "Executive Officers of the Registrant."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the NASDAQ National Market System. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required for the Fiscal Year other than for James H. Groh, the Company believes that during the Fiscal Year no executive officer, director or greater than 10% stockholders was delinquent in filing any reports, except that Patrick E. Howard, Richard A. Larsen and Mr. Groh each filed their initial statement of beneficial ownership on Form 3 one month late, and Mr. Groh also filed his annual statement of changes in beneficial ownership on Form 5 one month late.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table summarizes the compensation paid to the Company's Chief Executive Officer and the Company's other executive officers whose total salary and bonus for the Fiscal Year exceeded $100,000 (the "Named Executives") with respect to all services rendered to the Company during the pervious three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                      LONG TERM
                                                                                                     COMPENSATION
                                                                                                        AWARDS
                                                                        ANNUAL COMPENSATION          ------------
                                                                  --------------------------------    SECURITIES
                                                    FISCAL YEAR                       OTHER ANNUAL    UNDERLYING     ALL OTHER
                                                    ENDED MARCH    SALARY    BONUS    COMPENSATION   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION                             31         ($)(1)     ($)        ($)(2)         ($)(3)         ($)(5)
--------------------------------------------------  -----------   --------  --------  ------------   ------------   ------------
David F. Brigante.................................     1997       $523,558     --       $13,133         --            $  3,800
  Chairman of the Board and                            1996       $450,000  $630,000    $30,720        720,000        $653,696
  Chief Executive Officer                              1995       $320,269     --       $13,179         36,454        $ 53,136

Patrick E. Howard(4)..............................     1997          --        --        --             --              --
  Chief Operating Officer

Daniel M. Kerrane.................................     1997       $299,038     --        29,498         --            $  3,800
  Executive Vice President                             1996       $250,000  $262,500    $44,901        240,000        $423,696
  and Chief Financial Officer                          1995       $220,173     --       $23,497         22,328        $  3,275

Anthony G. Schmeck................................     1997       $224,231     --       $11,549         --            $  3,800
  Senior Vice President--Finance,                      1996       $185,000  $168,350    $16,843        160,000        $243,404
  Corporate Controller and Secretary                   1995       $160,062  $  --       $ 8,368         63,932        $ 43,101

Hans Paffhausen...................................     1997       $249,730     --       $15,511         --              --
  Managing Director of European Operations             1996       $267,237  $133,610    $17,240         --              --

Peter D. Kunoth...................................     1997       $218,269  $  --       $12,895         --            $ 72,295
  Former President and                                 1996       $250,000  $262,500    $84,820         --            $253,696
  Chief Operating Officer(6)                           1995       $220,077     --       $63,386          6,974          --

C. Ronald Baiocchi................................     1997       $205,000     --       $ 9,012         --            $  3,674
  Senior Vice President--Operations                    1996       $138,462  $ 96,000    $ 8,441        160,000        $ 62,437
                                                       1995       $104,698     --       $14,262         26,896        $ 36,820

------------------------------

(1) Includes, where applicable, amounts electively deferred by each Named Executive under the Nu-kote International, Inc. Employees Savings Plan (the "Savings Plan").

(2) Amounts listed in this column for fiscal 1997 include (a) automobile allowances in the amounts of $8,770, $7,825, $7,186, $15,511, $8,543 and
    $6,000 for Messrs. Brigante, Kerrane, Schmeck, Paffhausen, Kunoth and Baiocchi, respectively; (b) club dues of $4,363 for each of Messrs. Brigante, Kerrane and Schmeck, respectively, and $3,012 and $4,352 for Messrs. Baiocchi and Kunoth, respectively; and (c) imputed interest on relocation loan of $17,310 for Mr. Kerrane.

(3) No stock appreciation rights awards were granted in fiscal 1997.

(4) The services of Mr. Howard were made available to the Company pursuant to a consulting agreement between Richmont Corporation and the Company. While the Company does not compensate Mr. Howard directly for his services, the Company has agreed to reimburse Richmont Corporation $240,000 per year for operational, sales, financial, marketing and management consulting services provided by Mr. Howard and other officers of Richmont Corporation and to reimburse actual and reasonable expenses incurred by them in performing services for the Company. Richmont Corporation is an affiliate of Richmont Capital Partners I, L.P., see: Security Ownership Of Principal Stockholders And Management.

(5) Amounts listed in this column for fiscal 1997 includes (a) the Company's contributions to the Savings Plan (exclusive of amounts deferred at the election of the Named Executive) on behalf of each of the Named Executives, in the amount of $3,800 for each of Messrs. Brigante, Kunoth, Kerrane and Schmeck and $3,674 for Mr. Baiocchi; and (b) relocation cost reimbursements of $68,495 for Mr. Kunoth.

(6) President and Chief Operating Officer until October 22, 1996.

    The following table sets forth the stock appreciation rights granted during the Fiscal Year to each of the Named Executives and certain hypothetical values for such options and rights.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                        POTENTIAL
                                                                                       REALIZABLE
                                               INDIVIDUAL GRANTS                        VALUE OF
                             -----------------------------------------------------   ASSUMED ANNUAL
                                            PERCENT OF                               RATES OF STOCK
                                              TOTAL                                       PRICE
                              NUMBER OF      OPTIONS/                                 APPRECIATION
                             SECURITIES    SARS GRANTED   EXERCISE OR                  FOR OPTION
                             UNDERLYING    TO EMPLOYEES      BASE                        TERM(1)
                             OPTION/SARS    IN FISCAL      PRICE($/     EXPIRATION   ---------------
NAME                         GRANTED(#)(1)     YEAR           SH)          DATE      5%($)   10%($)
---------------------------  -----------   ------------   -----------   ----------   ------  -------
David F. Brigante..........     --            --             --           --           --      --

Patrick E. Howard..........     --            --             --           --           --      --

Daniel M. Kerrane..........     --            --             --           --           --      --

C. Ronald Baiocchi.........     --            --             --           --           --      --

Peter D. Kunoth............     --            --             --           --           --      --

Anthony G. Schmeck.........     --            --             --           --           --      --

Hans Paffhausen............     --            --             --           --           --      --

------------------------

(1) Based upon the per share market price on the date of grant and on annual appreciation of such market price through the expiration date of such awards at the stated rates. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any, are dependent on the future performance of the Common Stock, as well as the continued employment of the Named Executive through the term of the awards. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code of 1986, as amended, and any applicable state laws.

    The following table sets forth the number of and value realized on shares acquired on exercise of stock options during the Fiscal Year and the number of shares covered by exercisable and unexercisable options and stock appreciation rights held, and the dollar values which would have been realized on exercise of such options and stock appreciation rights, on March 31, 1997 by each of the Named Executives.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                              OPTIONS/SARS            IN-THE-MONEY OPTIONS/SARS
                            SHARES                            AT FY-END(#)                 AT FY-END($)(1)
                          ACQUIRED ON      VALUE       ---------------------------   ---------------------------
NAME                       EXERCISE     REALIZED($)    EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------------  -----------   ------------   -----------   -------------   -----------   -------------
David F. Brigante.......    --            --             200,094        112,214        --            --

Patrick E. Howard.......    --            --                   0              0        --            --

Daniel M. Kerrane.......    --            --              65,011         62,491        --            --

C. Ronald Baiocchi......    --            --              18,142         21,060        --            --

Peter D. Kunoth.........    --            --              92,790              0        --            --

Anthony G. Schmeck......    --            --              52,140         56,070        --            --

Hans Paffhausen.........    --            --              40,000         60,000        --            --

------------------------

(1) Based upon the closing price of the Common Stock ($2.75) on the NASDAQ National Market System on March 31, 1997.

PENSION PLAN TABLE

    The following table sets forth the estimated annual benefits payable to hypothetical participants who are entitled to the maximum benefits under the tax-qualified non-contributory defined benefit plan maintained by the Company (the "Pension Plan") in the compensation and years-of-service categories indicated in the table upon retirement at normal retirement age (65 years of age). The amounts shown are based upon the assumption that such benefits will be paid in the form of a single life annuity and assume offset for social security benefits.

ANNUALIZED
  AVERAGE     10 YEARS     20 YEARS     25 YEARS     30 YEARS     35 YEARS
 FINAL PAY   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE   OF SERVICE
-----------  -----------  -----------  -----------  -----------  -----------
 $  50,000    $   6,777    $  10,818    $  12,073    $  13,551    $  14,951
    75,000        9,438       15,644       18,845       21,918       24,318
   100,000       12,563       21,894       26,658       31,293       34,693
   125,000       15,688       28,144       34,470       40,668       45,068
   150,000       18,813       34,394       42,283       50,043       55,443
   175,000       18,813       34,394       42,283       50,043       55,443
   200,000       18,813       34,394       42,283       50,043       55,443
   225,000       18,813       34,394       42,283       50,043       55,443
   250,000       18,813       34,394       42,283       50,043       55,443

    The Pension Plan provides retirement benefits of an employee's years of service and such employee's average annual earnings (subject to a maximum of $150,000 annually, as adjusted by the Internal Revenue Service for cost of living increases after 1995) for the 60 highest consecutive months' compensation during the 120 months prior to retirement (and if the employee has been employed less than five years, the average of compensation during all months employed.) Compensation includes all salary or wages, including commission, shift premiums, tax deferred contributions made to the Nu-kote International, Inc. Employees Savings Plan on an employee's behalf and payments for non-work periods during active employment, but does not include any other form of remuneration.

    At March 31, 1997, the credited years of service and the compensation covered under the Pension Plan of the participating Named Executives were as follows:

                                                                           YEARS          COVERED
                                                                        OF SERVICE     COMPENSATION
                                                                      ---------------  -------------
David F. Brigante...................................................            17      $   150,000

Daniel M. Kerrane...................................................             4      $   150,000

C. Ronald Baiocchi..................................................            20      $   150,000

Peter D. Kunoth.....................................................             3      $   150,000

Anthony G. Schmeck..................................................            10      $   150,000

    Mr. Hans Paffhausen is not covered by the above referenced Pension Plan, but is covered by a separate plan in Switzerland.

EMPLOYMENT AGREEMENTS

    Messrs. Brigante and Schmeck are currently employed by the Company pursuant to agreements which provide, among other things, that each is to receive (i) an annual base salary at a rate that is not less than his annual fixed or base compensation in effect prior to February 1995 or such higher rate as may be determined from time to time by the Board of Directors or the Compensation Committee, and (ii) an amount equal to not less than the highest aggregate annual bonus, incentive or other cash compensation made or to be made in any fiscal year during the three fiscal years prior to the fiscal year ended March 31, 1995. Under the agreements they are also to receive other employment benefits (such as group health, life and disability insurance, use of Company automobiles, country club membership and monthly dues, and participation in retirement and long-term incentive programs and plans, including stock option, stock appreciation rights, pension, savings, salary continuation and the like), during a three-year period of employment (two years with respect to Mr. Schmeck), commencing February 24, 1995, which is extended annually for an additional year unless the executive or the Company gives notice to the contrary. The agreements also provide that if the executive is terminated for reasons other than death, disability or cause, as defined, or if Mr. Brigante elects to terminate his employment because of, among other things, the failure to elect him to the office or offices, which he previously held, a significant adverse change in the nature or scope of his authorities, powers, functions, responsibility or duties, a liquidation, dissolution, merger, consolidation or reorganization of the Company or transfer of all or a significant portion of its business and/or assets, or a relocation of the Company's principal executive offices, the executive will receive a lump sum payment equal to the present value of the sum of his (i) aggregate base salary (at the highest rate in effect for any fiscal year prior to the termination date) for each remaining year or partial year of the employment period, and (ii) aggregate bonus, incentive or other similar payment (based upon the highest amount of bonus, incentive or other similar payment paid or payable to him for any year during the term but prior to the year of termination), which he would have received during the remainder of his employment period; provided, however, that such amount will be reduced to the minimum extent necessary so that no portion of such lump sum payment will constitute an excess parachute payment as defined in Section 280G of the Internal Revenue Code of 1986, as amended. Subject to the foregoing limitations, he will also receive for the remainder of the employment period substantially the same employee benefits as he was otherwise entitled to immediately prior to termination.

    Mr. Kerrane had been employed by the Company under an agreement that was similar to those of Messrs. Brigante and Schmeck. However, on May 9, 1997, Mr. Kerrane filed suit against the Company in a Texas State District Court in Dallas County, Texas. Mr. Kerrane alleges that his agreement with the Company entitled him to terminate his employment and receive a lump sum severance payment because the Company "substantially reduced" his authorities, powers, and duties in April 1997. Mr. Kerrane alleges the Company has breached his agreement and breached a duty of good faith and fair dealing. He seeks specific performance of the agreement. He also alleges that his agreement with the Company requires the Company to secure an irrevocable standby letter of credit to pay his legal fees, and seeks an injunction restraining the Company from refusing to secure the letter of credit.

    For the breach of contract claim, Mr. Kerrane seeks an amount in excess of $2,000,000.00. He also seeks an unspecified amount of damages for attorneys' fees. Regarding the breach of duty of good faith and fair dealing, he seeks damages in excess of $2,000,000.00 and punitive damages in the amount of $4,000,000.00. The Company denies Mr. Kerrane's allegations and is vigorously defending the suit.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation and Benefits Committee currently consists of Messrs. Dresdale, Finn and Rochon. Mr. Dresdale is a former executive officer of the Company. The Stock Option Committee currently consists of Messrs. Bolke and Rochon.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company. Such information has been obtained from the most recent public filings submitted, or other information made available to the Company by such holders.

                                                             AMOUNT AND NATURE OF
                                                                  BENEFICIAL         PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                             OWNERSHIP(1)         OF CLASS
----------------------------------------------------------  ----------------------  -------------
Ligapart AG...............................................          4,600,000              21.1%
  Neuhofstrasse 4
  6340 Bear, Switzerland

The Kaufmann Fund, Inc....................................          2,000,000               9.2%
  140 East 45th Street
  New York, New York 10017

Richmont Capital Partners I, L.P..........................          2,559,360              11.8%
  4300 Westgrove,
  Dallas, Texas 75248

Neuberger & Berman L.P....................................          1,133,800(2)            5.2%
  605 Third Avenue,
  New York, New York 10158

Joseph H. Reich, Peter K. Seldin
and G. Byron Dutt.........................................          2,390,700(3)           11.0%
  900 Third Avenue
  New York, New York 10022

Oppenheimer Group, Inc....................................          2,062,600(4)            9.5%
  Oppenheimer Tower
  World Financial Center
  New York, New York 10281

------------------------

(1) Unless otherwise indicated, such shares of Common Stock are owned with sole voting and investment powers.

(2) Shared investments power with respect to 1,133,800 shares of Common Stock or 5.2% of the shares of such class outstanding, and sole voting power with respect to 79,700 shares of Common Stock or .3% of the shares of such class outstanding. These shares are owned by many unrelated clients of Neuberger & Berman L.P., a registered broker-dealer, which disclaims any economic interest in the shares.

(3) Represents the aggregate of shares of Common Stock held by Centennial Associates, L.P. and Tercentennial Energy Partners, L.P., of which Messrs. Reich, Seldin and Dutt are general partners. Messrs. Reich, Seldin and Dutt have shared voting and shared investment power with respect to such shares.

(4) Represents the aggregate shares held by the Oppenheimer Group, Inc., and its subsidiaries and affiliates including Oppenheimer Financial Corp., Oppenheimer Equities, Inc., Oppenheimer Holdings, Inc., Oppenheimer & Co., Inc., and Oppenheimer Capital, L.P. Oppenheimer Group, Inc. is a parent holding company and disclaims beneficial ownership, and voting and dispositive power over the shares held by its subsidiaries and their clients.

MANAGEMENT

    The following table sets forth, as of June 27, 1997, certain information as to the shares of Common Stock beneficially owned by each director of the Company, by each Named Executive, as defined herein, and by all directors and executive officers of the Company as a group:

                                                             AMOUNT AND NATURE OF
NAME AND ADDRESS OF                                               BENEFICIAL         PERCENTAGE
BENEFICIAL OWNER                                                 OWNERSHIP(1)         OF CLASS
----------------------------------------------------------  ----------------------  -------------
John P. Rochon............................................          2,577,360(2)(3)        11.5%

Hubbard C. Howe...........................................            208,356(3)(4)       *

David F. Brigante.........................................            212,555(5)          *

Peter D. Kunoth...........................................             92,790(5)          *

Patrick E. Howard.........................................            --                  *

James H. Groh.............................................              8,000             *

Daniel M. Kerrane.........................................             74,024(5)          *

Anthony G. Schmeck........................................             57,781(5)          *

Hans Paffhausen...........................................             40,000(5)          *

Richard C. Dresdale.......................................             24,000(3)          *

Theodore Barry............................................             18,000(5)          *

Brian D. Finn.............................................             28,000(3)          *

Donald A. Bolke...........................................             12,000(5)          *

C. Ronald Baiocchi........................................             21,983(5)          *

All directors and executive officers as
  a group (17 persons)....................................          3,416,849(6)           15.2%

------------------------

 *  less than 1% of class.

(1) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and sole investment power.

(2) Includes 2,559,360 shares owned by Richmont Capital Partners I, L.P., as to which shares Mr. Rochon has shared voting and investment power.

(3) Includes 18,000 shares which may be acquired through the exercise of stock options which are exercisable within 60 days of June 27, 1997.

(4) Includes 190,356 shares owned by Nevada Management Group, Inc. ("Nevada Management Group"). Nevada Management Group is a Nevada corporation all the capital stock of which is owned as separate property by Gene S. Howe, who is married to Mr. Howe. Although Mr. Howe may be deemed beneficially to own such shares because of his marriage to Gene S. Howe, Mr. Howe expressly disclaims beneficial ownership of such shares.

(5) Represents shares which may be acquired through the exercise of stock options which are exercisable within 60 days of June 27, 1997.

(6) Includes 643,133 shares which may be acquired through the exercise of stock options exercisable within 60 days of June 27, 1997 and other shares deemed beneficially owned by the Company's directors as described in the preceding notes.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On May 20, 1994, the Company provided Mr. Kerrane with an interest-free loan in the amount of $300,000 for the purpose of assisting Mr. Kerrane in relocating to the Dallas area. The loan, as amended, was to be repaid from awards granted to Mr. Kerrane for the contributions to future merger and acquisition transactions (excluding the acquisition of the worldwide hardcopy supplies business of Pelikan Holding AG). One third of the principal amount of the loan was to be forgiven when and if Modular Ink Technology AB, a subsidiary of the Company, was deemed to have achieved its financial objectives. Under the terms of the agreement, in the event of a change in control of the Company, a change in his duties or an involuntary separation from the Company, the loan is to be considered repaid in full. The agreement further provides that if Mr. Kerrane voluntarily terminates his employment the Company is to offset any separation payments due Mr. Kerrane against the loan, and any remaining balance on the loan after the offset is to be repaid by him within 36 months after the date of termination. At March 31, 1997, the loan to Mr. Kerrane had an outstanding principal balance of $300,000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

    (a)(1) Reference is made to the Index to Consolidated Financial Statements appearing at page F-1 of this report.

      (2) Reference is made to the Index to Financial Statement Schedules appearing at page S-1 of this report

      (3)  Exhibits.

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
   3.1     --Amended and Restated Certificate of Incorporation of Nu-kote Holding, Inc.
             ("Holding") (incorporated herein by reference to Exhibit 3(a) of Amendment No. 1, as filed with the Commission on August 24, 1992 ("Amendment No. 1") to Holding's
             Registration Statement on Form S-1 (File No. 33-481012); as filed with the
             Commission on May 22, 1992 ("Holding's 1992 Form S-1")).

   3.1(a)  --Certificate of Amendment to Amended and Restated Certificate of Incorporation,
             dated August 4, 1994 (incorporated herein by reference to Exhibit 3(a) to Holding's
             Annual Report on Form 10-K for the year ended March 31, 1995 (File No. 0-20287)
             ("Holding's 1995 Form 10-K")).

   3.1(b)  --Certificate of Designations of Holding, dated May 19, 1994 (incorporated herein by reference to Exhibit 3.1(b) to Holding's 1995 Form 10-K).

   3.1(c)  --Certificate of Increase of Holding, dated February 10, 1995 (incorporated herein by reference to Exhibit 3.1(c) to Holding's 1995 Form 10-K).

   3.2     --By-Laws of Holding (incorporated herein by reference to Exhibit 3.2 to Holding's
             1995 Form 10-K).

   4.I     --Form of Stock Certificate for Class B Common Stock, par value $.01 per share
             (incorporated herein by reference to Exhibit 4(d) to Amendment No. 2 to Holding's
             1992 Form S-1).

   4.II    --Rights Agreement, dated as of May 19, 1994 between Holding and Chemical Bank
             (incorporated herein by reference to Exhibit 1 of Holding's Form 8-A, as filed with the Commission on May 20, 1994).

   4.III   --Amendment No. 1 to Rights Agreement, dated as of November 15, 1994, between Holding and Chemical Bank (incorporated herein by reference to Exhibit 2 of Holding's Form
             8-A/A, as filed with the Commission on February 24, 1995).

   4.IV    --Registration Rights Agreement, dated as of February 24, 1995, between Holding,
             Pelikan, Pelikan, Inc., Caribonum, Limited, Pelikan GmbH and Pelikan International
             Handelsgesellschaft mbH & Co, KG (Hannover) (incorporated herein by reference to
             Exhibit E to Annex A to Holding's Definitive Proxy Statement, as filed with the
             Commission on February 10, 1995 ("Holding's 1995 Proxy Statement").

  10.3     --Patent Assignment and License Agreement, dated as of January 16, 1987, between
             Unisys and NKI (incorporated herein by reference to Exhibit 10(c) of Holding's 1992
             Form S-1).

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
  10.4     --Trademark and Service Mark Assignment, dated as of January 16, 1987, between Unisys and NKI (incorporated herein by reference to Exhibit 10(d) of Holding's 1992 Form
             S-1).

  10.8     --Lease, dated as of February 2, 1990, between NKI as Lessee and BA Mortgage and
             International Realty as Lessor (Dallas, Texas) (incorporated herein by reference to
             Exhibit 10(ppp) of Holding's 1992 Form S-1).

  10.9     --Lease, dated November 15, 1991, between NKI as Lessee and KY-TN Conference
             Association of Seventh Day Adventists as Lessor (Portland, Tennessee) (incorporated herein by reference to Exhibit 10(qqq) of Holding's 1992 Form S-1).

  10.10    --IBM Cross License, dated as of April 8, 1988, between International Business
             Machines Corporation and NKI (incorporated herein by reference to Exhibit 10(rrr)
             of Holding's 1992 Form S-1).

  10.11    --Technical Information and License Agreements, dated as of June 23, 1987, between
             NKI and each of Interfas S.A. and N-K International Limited (incorporated herein by reference to Exhibit 10(sss) of Holding's 1992 Form S-1).

  10.12    --Stock Purchase Agreement, dated as of February 24, 1992, between NKI, Robert W.
             Blair and John Ridenour (incorporated herein by reference to Exhibit 10(uuu) of
             Holding's 1992 Form S-1).

  10.15    --Escrow Agreement, dated February 24, 1992, among NKI, Robert W. Blair, John
             Ridenour and the Manufacturers Hanover Trust Company, as Escrow Agent (incorporated herein by reference to Exhibit 10(xxx) of Holding's 1992 Form S-1).

  10.17    --Indemnification Agreement, dated as of May 18, 1992, among NKI, Holding, Clayton,
             Dubilier & Rice, Inc., Fund II and Clayton & Dubilier Associates II Limited
             Partnership, a Connecticut limited partnership (incorporated herein by reference to
             Exhibit 10(dddd) of Holding's 1992 Form S-1).

  10.18    --Nu-kote International, Inc. Retirement Income Plan (incorporated herein by reference to Exhibit 10(eeee) of Holding's 1992 Form S-1).

  10.19    --Nu-kote Holding, Inc. Stock Option Plan (incorporated herein by reference to
             Exhibit 10(ffff) of Holding's 1992 Form S-1).

  10.20    --Nu-kote International, Inc. Key Executive Life Insurance Program (incorporated herein by reference to Exhibit 10(hhhh) of Holding's 1992 Form S-1).

  10.21    --Nu-kote International, Inc. Employee Savings Plan (incorporated herein by reference to Exhibit 10(iiii) of Holding's 1992 Form S-1).

  10.22    --Management Stock Option Agreement, between Holding and each of the grantees named on the schedule attached thereto (incorporated herein by reference to Exhibit 10.34 to Holding's Registration Statement on Form S-1 (File No. 33-61668), as filed with the Commission on April 26, 1993) ("Holding's 1993 Form S-1").

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
  10.23    --Purchase Agreement, dated as of February 26, 1993, among NKI on the one hand and
             Robert Goldstein, Laurie Goldstein, Lionel Brown and Eugene Fontana, on the other hand (incorporated herein by reference to Exhibit 2(a) to Holding's Current Report on Form 8-K (File No. 0-20287), as filed with the Commission on February 26, 1993
             ("Holding's February 1993 Form 8-K")).

  10.24    --Goldsteins Non-Competition Agreement, dated as of February 26, 1993, among Future
             Graphics, Inc. ("Future Graphics"), Laurie Goldstein and Robert Goldstein
             (incorporated herein by reference to Exhibit 28(a) to February 1993 Form 8-K).

  10.25    --Brown Non-Competition Agreement, dated as of February 26, 1993, among Future
             Graphics, Inc. ("Future Graphics"), Laurie Goldstein and Robert Goldstein
             (incorporated herein by reference to Exhibit 28(b) to February 1993 Form 8-K).

  10.26    --Fontana Non-Competition Agreement, dated as of February 26, 1993, among Future
             Graphics, Inc. ("Future Graphics"), Laurie Goldstein and Robert Goldstein
             (incorporated herein by reference to Exhibit 28(c) to February 1993 Form 8-K).

  10.27    --Consulting Agreement, dated as of February 26, 1993, between NKI and Robert
             Goldstein (incorporated herein by reference to Exhibit 28(d) to February 1993 Form
             8-K).

  10.28    --Escrow Agreement, dated as of February 26, 1993, among NKI, Laurie Goldstein,
             Robert Goldstein, Eugene Fontana and Lionel Brown and Bank of America NT & SA
             (incorporated herein by reference to Exhibit 28(e) to February 1993 Form 8-K).

  10.29    --Lease, dated as of February 18, 1993, between Frank DiMino, as Lessor and NKI, as
             Lessee, (incorporated herein by reference to Exhibit 10.56 to Amendment No. 1, as filed with the Commission on May 18, 1993 ("Amendment No. 1"), to Holding's 1993
             Form S-1).

  10.30    --Amended and Restated Employment Agreement, dated as of April 22, 1993, between NKI and Larry H. Holswade (incorporated herein by reference to Exhibit 10.57 to
             Amendment No. 1 to Holding's 1993 Form S-1).

  10.31    --Amendment No. 1 to Credit Agreement, dated as of May 17, 1993, among NKI, U.K.
             Borrower, Holding, U.K. Lender, NationsBank of Texas, N.A. and Bankers Trust
             Company (incorporated herein by reference to Exhibit 10.60 to Amendment No. 1 to
             Holding's 1993 Form S-1).

  10.32    --Management Stock Option Agreement, dated as of June 16, 1993, between Holding and each of the persons named on the schedule attached hereto (incorporated herein by reference to Exhibit 3.2 to Holding's Annual Report on Form 10-K for the year ended
             March 31, 1993 (File No. 0-20287)).

  10.33    --Asset and Stock Purchase Agreement, dated as of November 15, 1994, between Holding and Pelikan Holding AG ("Pelikan") (incorporated herein by reference to Annex A to
             Holding's February 1995 Proxy Statement).

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
  10.34    --Amendment to Asset and Stock Purchase Agreement, dated as of February 6, 1995, between Holding and Pelikan (incorporated herein by reference to Annex C to
             Holding's February 1995 Proxy Statement).

  10.35    --Trademark License Agreement, dated as of February 24, 1995 between Pelikan, PIH and
             Pelikan GmbH (Hannover), on the one hand, and Holding, on the other hand
             (incorporated herein by reference to Exhibit B to Annex A to Holding's February
             1995 Proxy Statement).

  10.36    --Credit Agreement, dated as of February 24, 1995, among NKI, Holding, Barclays Bank
             PLC, documentation agent, NationsBank of Texas, N.A., collateral agent and the lender parties thereto (incorporated herein by reference to Exhibit 4.3.37 to
             Holding's Current Report on Form 8-K, dated February 24, 1995).

  10.37a   --First Amendment to Credit Agreement, dated as of February 5, 1996, among Holding,
             NKI, the financial institutions listed on the signature pages thereof, Barclays
             Bank PLC, as documentation agent, and NationsBank of Texas, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.42a to Holding's Quarterly
             Report on Form 10-Q for the quarter ended December 29, 1995 (File No. 0-20287)
             ("Holding's December 1995 10-Q").

  10.37b   --Second Amendment to Credit Agreement, dated as of June 21, 1995, among Holding,
             NKI, the financial institutions listed on the signature pages thereof, Barclays
             Bank PLC, as documentation agent, and NationsBank of Texas, N.A. as administrative agent (incorporated herein by reference to Exhibit 10.42b to Holding's December
             1995 10-Q).

  10.38    --Amended and Restated Revolving Credit Facility Agreement, dated June 2, 1995, among
             Greif-Werke GmbH and Pelikan Hardcopy Deutschland GmbH as borrowers, Barclays de
             Zoete Wedd Limited ("BZW") and NationsBanc Capital Markets, Inc. as arrangers,
             Barclays Bank PLC as the agent, NationsBank of Texas, N.A. as collateral agent and documentation agent, and the financial institutions and certain other parties thereto (incorporated herein by reference to Exhibit 10.43 to Holding's 1995 Form
             10-K).

  10.39    --Amended and Restated Revolving Credit Facility Agreement, dated June 2, 1995, among
             Pelikan Produktions AG, Pelikan Hardcopy (International) AG, BZW and NationsBanc
             Capital Markets, Inc. as arrangers, Barclays Bank PLC as the agent, NationsBank of
             Texas, N.A. as collateral agent and documentation agent, and the financial institutions and certain other parties thereto (incorporated herein by reference to
             Exhibit 10.44 to Holding's 1995 Form 10-K).

  10.40    --Amended and Restated Revolving Credit Facility Agreement, dated June 2, 1995, among
             Pelikan Scotland Limited as borrower, BZW and NationsBanc Capital Markets, Inc. as arrangers, Barclays Bank PLC as the agent, NationsBank of Texas, N.A. as collateral agent and documentation agent, and the financial institutions and certain other parties thereto (incorporated herein by reference to Exhibit 10.45 to Holding's
             1995 Form 10-K).

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
  10.41    --Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan, effective
             June 22, 1995 (incorporated herein by reference to Exhibit 10.46 to Holding's 1995
             Form 10-K).

  10.42    --Form of Appreciation Right Notification (relating to Exhibit 10.43) (incorporated herein by reference to Exhibit 10.47 to Holding's 1995 Form 10-K).

  10.43    --Nu-kote Holding 1992 Stock Option Plan, as amended and restated on August 1, 1995
             (incorporated herein by reference to Exhibit 10.43 to Holding's Annual Report on
             Form 10-K for the year ended March 31, 1996 (File No. 0-20287) ("Holding's 1996
             Form 10-K")).

  10.44    --Amendment, dated as of January 24, 1996, to Nu-kote Holding, Inc. 1992 Stock Option
             Plan, as amended and restated (incorporated herein by reference to Exhibit 10.44 to
             Holding's 1996 Form 10-K).

  10.45    --Amended and Restated Credit Agreement, dated as of October 15, 1996, by and among
             NKI as Borrower, Holding, as Guarantor, the lenders listed on the signature pages thereof, Barclays Bank PLC, as documentation agent, and NationsBank of Texas, N.A.
             as administrative agent and collateral agent (incorporated herein by reference to
             Exhibit 10.36 to Holding's Quarterly Report on Form 10-Q for the quarter ended
             September 27, 1996 (File No. 0-20287) ("Holding's September 1996 10-Q").

  10.46    --Amended and Restated Credit Agreement, dated as of October 15, 1996, between
             Pelikan Produktions AG and Pelikan Hardcopy (International) AG, as borrowers, BZW and NationsBanc Capital Markets, Inc., as arrangers, Barclays Bank PLC, as agent,
             NationsBank of Texas, N.A. as collateral agent and documentation agent, and Others
             (incorporated herein by reference to Exhibit 10.39 to Holding's September 1996
             10-Q).

  10.47    --Amended and Restated Credit Agreement, dated as of October 15, 1996, between
             Pelikan Scotland Limited, as borrower, BZW and NationsBanc Capital Markets, Inc., as arrangers, Barclays Bank PLC, as agent, NationsBank of Texas, N.A. as collateral agent and documentation agent, and Others (incorporated herein by reference to
             Exhibit 10.40 to Holding's September 1996 10-Q).

  10.48    --Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan, as amended and restated September 27, 1996 (incorporated herein by reference to Exhibit 10.41 to Holding's September 1996 10-Q).

  10.49    --Form of Appreciation Right Notification (relating to Exhibit 10.48 (incorporated herein by reference to Exhibit 10.42 to Holding's September 1996 10-Q).

  10.50    --Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated September 27,
             1996 (incorporated herein by reference to Exhibit 10.43 to Holding's September 1996
             10-Q).

  10.51    --Nu-kote Holding, Inc. Deferred Stock Option Plan, as amended and restated September
             27, 1996 (incorporated herein by reference to Exhibit 10.44 to Holding's September
             1996 10-Q).

 EXHIBIT                                                                                             SEQUENTIAL
   NO.                                          DESCRIPTION                                          PAGE NUMBER
---------  -------------------------------------------------------------------------------------  -----------------
  10.52    --First Amendment to Amended and Restated Credit Agreement, dated as of February 7,
             1997, among Holding, NKI, the lenders signatory thereto, Barclays Bank PLC, as documentation agent and NationsBank of Texas, N.A., as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.36a to Holding's
             Quarterly Report on Form 10-Q for the quarter ended December 27, 1996 (File No.
             0-20287)).

  11.1     --Statement regarding computation of per share earnings.

  21.1     --Subsidiaries of Holding.

  23.1     --Consent of Coopers & Lybrand L.L.P.

  27       --Financial Data Schedule.

------------------------

(b) Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 1997

                                NU-KOTE HOLDING, INC.

                                By:            /s/ DAVID F. BRIGANTE
                                     -----------------------------------------
                                                 David F. Brigante
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

      /s/ THEODORE BARRY
------------------------------  Director                        July 31, 1997
        Theodore Barry

    /s/ DAVID F. BRIGANTE
------------------------------  Chairman of the Board           July 31, 1997
      David F. Brigante

   /s/ RICHARD C. DRESDALE
------------------------------  Director                        July 31, 1997
     Richard C. Dresdale

      /s/ BRIAN D. FINN
------------------------------  Director                        July 31, 1997
        Brian D. Finn

     /s/ HUBBARD C. HOWE
------------------------------  Vice Chairman                   July 31, 1997
       Hubbard C. Howe

      /s/ JOHN P. ROCHON
------------------------------  Director                        July 31, 1997
        John P. Rochon

     /s/ DONALD S. BOLKE
------------------------------  Director                        July 31, 1997
       Donald S. Bolke

                                Senior Vice
                                  President-Finance/
    /s/ ANTHONY G. SCHMECK        Corporate
------------------------------    Controller/Secretary/         July 31, 1997
      Anthony G. Schmeck          Principal Accounting
                                  Officer/ Principal
                                  Financial Officer

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                             INDEX TO CONSOLIDATED

                              FINANCIAL STATEMENTS

                                                                                                         PAGES
                                                                                                      ------------
Report of Independent Accountants...................................................................      F-2

Consolidated Balance Sheets at March 31, 1997 and 1996..............................................      F-3

Consolidated Statements of Operations for the Years Ended
  March 31, 1997, 1996 and 1995.....................................................................      F-4

Consolidated Statements of Cash Flows for the Years Ended
  March 31, 1997, 1996 and 1995.....................................................................      F-5

Consolidated Statements of Changes in Shareholders' Equity
  for the Years Ended March 31, 1997, 1996 and 1995.................................................      F-6

Notes to Consolidated Financial Statements..........................................................   F-7 - F-29

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nu-kote Holding, Inc.:

    We have audited the accompanying consolidated balance sheets of Nu-kote Holding, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu-kote Holding, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Dallas, Texas
July 31, 1997

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1997 AND 1996

                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                            (DOLLARS IN THOUSANDS,
                                                                                            EXCEPT PER SHARE DATA)
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $   12,275  $    6,540
  Accounts receivable less allowances of $3,741 and $3,933, respectively..................      71,024      94,440
  Receivables from related party..........................................................       3,694       5,622
  Inventories.............................................................................      93,770     115,226
  Prepaid expenses........................................................................      10,452       9,618
  Deferred income taxes...................................................................       1,573       8,122
                                                                                            ----------  ----------
    Total current assets..................................................................     192,788     239,568
Property, plant and equipment, net........................................................      75,683      92,402
Other assets and deferred charges, net....................................................       4,386       7,430
Assets held for sale......................................................................       4,482       2,065
Intangibles, net..........................................................................      19,698      24,950
                                                                                            ----------  ----------
    Total assets..........................................................................  $  297,037  $  366,415
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans and current portion of long-term debt........................................  $    1,135  $    6,358
  Accounts payable........................................................................      51,035      50,565
  Payables to related party...............................................................           0       2,481
  Compensation related liabilities........................................................       6,500      14,563
  Other accrued liabilities...............................................................      37,726      46,877
                                                                                            ----------  ----------
    Total current liabilities.............................................................      96,396     120,844
Long-term debt, net of current maturities.................................................     134,677     111,843
Other liabilities.........................................................................       9,995      17,433
Deferred income taxes.....................................................................       6,541      11,386
                                                                                            ----------  ----------
    Total liabilities.....................................................................     247,609     261,506
                                                                                            ----------  ----------
Commitments and contingencies (Notes 3, 10 and 12)
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
  Class A common stock, $.01 par value, 40,000,000 shares authorized; 22,325,302 and
    22,292,008 shares issued at March 31, 1997 and 1996, respectively.....................         223         223
  Class B common stock, $.01 par value, 15,000,000 shares authorized; none issued
  Additional paid-in capital..............................................................      91,605      91,178
  Retained earnings (accumulated deficit).................................................     (36,610)     13,042
  Foreign currency translation adjustments................................................      (5,564)        692
  Treasury stock, at cost, 550,000 shares.................................................        (226)       (226)
                                                                                            ----------  ----------
    Total shareholders' equity............................................................      49,428     104,909
                                                                                            ----------  ----------
    Total liabilities and shareholders' equity............................................  $  297,037  $  366,415
                                                                                            ----------  ----------
                                                                                            ----------  ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------
                                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                                           DATA)
Net sales...............................................................  $    342,302  $    424,070  $    193,562
Cost of sales...........................................................       285,144       294,980       142,861
                                                                          ------------  ------------  ------------
    Gross margin........................................................        57,158       129,090        50,701
Selling, general and administrative expenses............................        66,602        78,100        29,421
Research and development expenses.......................................         9,646         9,560         1,800
Other operating expenses................................................         1,064                       2,500
Restructuring expenses..................................................        15,139        13,825        28,449
                                                                          ------------  ------------  ------------
    Operating income (loss).............................................       (35,293)       27,605       (11,469)
Interest expense, net...................................................         8,444         7,435         3,239
Other (income) expense items, net.......................................           714          (557)         (245)
                                                                          ------------  ------------  ------------
    Income (loss) before income taxes...................................       (44,451)       20,727       (14,463)
Provision (benefit) for income taxes....................................         5,201         7,590        (2,392)
                                                                          ------------  ------------  ------------
    Income (loss) before extraordinary loss.............................       (49,652)       13,137       (12,071)
Extraordinary loss arising from early repayment of indebtedness, net of
  tax benefit of $182...................................................                                      (281)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $    (49,652) $     13,137  $    (12,352)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income (loss) per share of common stock--primary:
  Income (loss) before extraordinary loss...............................  $      (2.28) $        .59  $       (.69)
  Extraordinary loss....................................................                                      (.02)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (2.28) $        .59  $       (.71)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average shares outstanding--primary............................    21,770,445    22,394,840    17,462,254
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Net income (loss) per share of common stock--fully diluted:
  Income (loss) before extraordinary loss...............................  $      (2.28) $        .58  $       (.69)
  Extraordinary loss....................................................                                      (.02)
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (2.28) $        .58  $       (.71)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average shares outstanding--fully diluted......................    21,770,445    22,492,343    17,462,254
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
                                                                                      (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)...........................................................  $  (49,652) $   13,137  $  (12,352)
  Adjustments to reconcile net income to net cash used in operating activities:
    Non-cash loss on write-offs...............................................      11,454                     281
    Exchange gains............................................................        (417)       (569)
    Depreciation and amortization.............................................      13,545      12,078       5,378
    Deferred income taxes and changes in tax valuation allowance..............       3,223       2,301      (4,652)
    Tax benefit from exercise of stock options................................          91       1,685          74
    Restructuring--impairment provisions......................................       8,567                  10,940
  Changes in working capital:
    Accounts receivable.......................................................      16,764     (12,358)     (9,645)
    Inventories...............................................................       7,177     (21,657)     (8,923)
    Prepaid expenses..........................................................      (1,706)      4,903      (3,353)
    Accounts payable..........................................................       4,511       2,692      14,821
    Compensation related liabilities..........................................      (5,622)      2,330       7,104
    Other accrued liabilities.................................................      (5,181)    (10,096)      6,967
    Cash paid for restructuring...............................................      (5,287)    (20,722)     (9,144)
    Other.....................................................................      (2,387)      2,378          (3)
                                                                                ----------  ----------  ----------
      Net cash used in operating activities...................................      (4,920)    (23,898)     (2,507)
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment...................................     (11,287)    (11,604)     (7,089)
  Acquisitions................................................................                  (5,337)    (42,506)
                                                                                ----------  ----------  ----------
      Net cash used in investing activities...................................     (11,287)    (16,941)    (49,595)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Borrowings on long-term debt and other loans................................      97,032      68,947     133,614
  Payments on long-term debt and other loans..................................     (73,541)    (40,253)    (68,379)
  Exercise of stock options...................................................         337       2,158          39
                                                                                ----------  ----------  ----------
      Net cash provided by financing activities...............................      23,828      30,852      65,274
                                                                                ----------  ----------  ----------
Effect of exchange rate changes on cash.......................................      (1,886)       (522)      2,166
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash...............................................       5,735     (10,509)     15,338
Cash and cash equivalents at beginning of year................................       6,540      17,049       1,711
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $   12,275  $    6,540  $   17,049
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest..................................................................  $    7,276  $    7,629  $    2,124
    Income taxes..............................................................       1,978         320         677
    Excluded from the consolidated statements of cash flows were the following effects of non-cash investing and financing activities relating to the acquisitions of certain assets and assumption of certain liabilities from the bankruptcy estate of Jarfalla Industry Competence Center, AB and of the Pelikan Hardcopy Division (see Note 3):
      Liabilities assumed.....................................................                     770       5,700
      Issuance of Class A common stock........................................                              50,600
    Additionally, see Note 3 to consolidated financial statements regarding non-cash purchase price allocation adjustments

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

                                                                                 COMMON STOCK
                                                  SHARES                 -----------------------------     FOREIGN       RETAINED
                                     ---------------------------------           ADDITIONAL               CURRENCY       EARNINGS
                                                 HELD IN                  PAR     PAID-IN     TREASURY   TRANSLATION   (ACCUMULATED
                                       ISSUED    TREASURY  OUTSTANDING   VALUE    CAPITAL      STOCK     ADJUSTMENTS     DEFICIT)
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------
                                                                         (DOLLARS IN THOUSANDS)
Balance at March 31, 1994..........  17,284,540  (550,000)  16,734,540   $ 172    $38,173      $(226)      $(1,555)      $ 12,257
  Net loss.........................                                                                                       (12,352)
  Translation adjustments..........                                                                          4,732
  Issuance of common stock.........   4,600,000              4,600,000      46     50,554
  Registration rights..............                                                (1,500)
  Exercise of common stock
    options........................      24,000                 24,000       2        111
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------
Balance at March 31, 1995..........  21,908,540  (550,000)  21,358,540     220     87,338       (226)        3,177            (95)
  Net income.......................                                                                                        13,137
  Translation adjustments..........                                                                         (2,485)
  Exercise of common stock
    options........................     383,468                383,468       3      3,840
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------
Balance at March 31, 1996..........  22,292,008  (550,000)  21,742,008     223     91,178       (226)          692         13,042
  Net loss.........................                                                                                       (49,652)
  Translation adjustments..........                                                                         (6,256)
  Exercise of common stock
    options........................      33,294                 33,294                427
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------
Balance at March 31, 1997..........  22,325,302  (550,000)  21,775,302   $ 223    $91,605      $(226)      $(5,564)      $(36,610)
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------
                                     ----------  --------  -----------   -----   ----------   --------   -----------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

1. THE COMPANY

    Nu-kote Holding, Inc. ("Nu-kote") and its wholly-owned subsidiaries are referred to collectively as the "Company". The Company is one of the leading independent manufacturers and distributors of impact and non-impact imaging supplies for office and home printing devices, including the manufacture and distribution of a full line of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rollers and carbon paper.

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

    The Company refinanced its credit facilities on July 31, 1997. See Note 8 regarding the terms of the refinancing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements have been prepared on a going concern basis. During fiscal 1997, the Company incurred a significant operating loss and violated a financial covenant relating to its bank indebtedness, and for the past three fiscal years the Company has had net cash outflows from operations. In response to the operating results, the Company added new senior officers to key positions in operations, manufacturing and marketing. As discussed in Note 8, the Company negotiated amended credit agreements which provide for borrowing up to approximately $145,000. In addition, the Company developed a comprehensive five year plan designed to return the Company to profitability. The plan calls for the Company to improve its financial condition by consolidating certain manufacturing facilities and movement of labor intensive manufacturing and assembly to lower cost sites, implementing worldwide expense reduction programs and improving inventory management procedures.

    Many of the components of this plan have been or are currently in the process of being implemented. Although there is no assurance that actual results will meet the plan, management will closely monitor performance in relation to the plan and take all practicable steps to achieving profitability.

    Management believes that cash provided by operations and borrowings available under the amended credit agreements will provide the Company with adequate cash flow to meet its obligations. However, if the Company fails to reduce its expenses as planned, incurs any unexpected costs, or fails to meet its revenue projections, the Company could experience severe liquidity problems and could go into default under its amended credit agreements.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Nu-kote and its subsidiaries. All material intercompany transactions have been eliminated.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with a maturity date at time of purchase of three months or less to be cash equivalents.

INVENTORIES

    Inventories are valued at the lower of cost or market using the last-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are carried at cost and depreciated using the straight-line method on an individual asset or composite group basis over the estimated useful lives of the individual assets or composite groups (33 years for building and improvements and 3 to 10 years for machinery and equipment). Leasehold improvements are amortized over the shorter of the estimated assets lives or the terms of the lease.

    Except for assets originally acquired in connection with business acquisitions (see Note 3), the cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts and any resulting gain or loss is reflected in income. With respect to property, plant and equipment originally acquired in connection with business acquisitions, no gain or loss is recognized on the retirement or disposal of individual assets within the composite groups and proceeds from retirement or sale are credited to accumulated depreciation of the composite group, unless the assets in the composite group are retired because of significant casualty or impairment, in which case the resulting loss is recognized.

INTANGIBLES

    Goodwill arose from the excess of cost over the fair value of the net underlying assets of International Communications Materials, Inc. ("ICMI") and Future Graphics, Inc. ("Future Graphics"). Covenant-not-to-compete agreements have been entered into with sellers and key employees of businesses acquired. A trademark was acquired in connection with the Pelikan Hardcopy Division acquisition and remains in effect for 50 years. A technology license was acquired as part of the acquisition of certain assets of Jarfalla Industry Competence Center, AB (see Note 3).

    All intangibles are being amortized on the straight-line method over their estimated life or contract term but not in excess of forty years.

    The Company evaluates the recoverability of intangibles based on the estimated future undiscounted cash flows of the related investment. An impairment provision is made at the time that estimated cash flows are not sufficient to assure recovery.

FOREIGN CURRENCY TRANSLATION

    The local currency is the functional currency for substantially all of Nu-kote's foreign subsidiaries. Therefore, all assets and liabilities of the foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Translation gains and losses are not included in determining net income, but are accumulated in a separate component of shareholders' equity. Foreign currency transaction gains and

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) losses are included in determining net income, and amounted to income of $417 and $569 in fiscal 1997 and 1996, respectively, and were not significant during fiscal 1995.

FOREIGN CURRENCY HEDGING

    The Company operates internationally, giving rise to market risks from changes in foreign exchange rates. The Company utilizes derivative financial instruments to reduce those risks, and does not hold or issue financial instruments for trading purposes. The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk. Forward contracts and purchased options are used to hedge foreign currency risks, primarily with respect to accounts receivable and accounts payable. These instruments generally have terms of three months or less. Gains and losses receiving hedge accounting treatment are recognized in earnings in the same period as the underlying hedged transactions. As of March 31, 1997 and 1996, there were no open forward contracts or outstanding options. During fiscal 1997, 1996 and 1995 hedging transactions resulted in losses amounting to $1,397, $113 and $0, respectively, and are included in foreign currency transaction gains and losses.

INCOME TAXES

    The Company accounts for certain income and expense items differently for financial reporting purposes than for purposes of computing income taxes currently payable. Provisions for deferred income taxes are made in recognition of such temporary differences. Investment tax credits are accounted for on the flow through method.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising costs expensed were approximately $5,134, $5,972 and $3,923 during fiscal 1997, 1996 and 1995, respectively.

NET INCOME PER SHARE OF COMMON STOCK

    Net income per share of common stock is based on the weighted average of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the "Treasury Stock" method.

ACCOUNTING ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, particularly deferred tax assets and accrued plant closing costs, and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain amounts have been reclassified in the 1996 consolidated financial statements to conform to 1997 presentation.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NEW ACCOUNTING STANDARDS

    During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements in periods ending after December 15, 1997. The Company's analysis of this new standard indicates that the standard will not have a material impact on the Company's calculation of fully diluted earnings per share.

    During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. The disclosure requirements of SFAS No. 129 will be effective for the Company's financial statements in periods ending after December 15, 1997.

3. ACQUISITIONS

    On July 31, 1995 Nu-kote acquired certain assets and assumed certain liabilities from the bankruptcy estate of Jarfalla Industry Competence Center, AB in a business combination accounted for as a purchase. The assets were contributed to, and the liabilities assumed by, Modular Ink Technology, AB, a wholly-owned subsidiary. In connection with the acquisition, Nu-kote acquired a license from Xaar Limited to use certain patents and know-how related to ink jet printheads. Total consideration paid by Nu-kote to the bankruptcy estate was $5,337. As the predecessor company was not material and was not an operating company but was only involved in product research and development, pro forma financial information is not presented.

    On February 24, 1995 Nu-kote acquired the worldwide hardcopy supplies business ("Pelikan Hardcopy Division") of Pelikan Holding AG of Zug, Switzerland ("Pelikan"). The transaction was structured as both a stock and asset acquisition, whereby Nu-kote acquired (i) substantially all of the hardcopy assets of Pelikan, Inc., a Tennessee corporation; (ii) all of the issued and outstanding shares of Pelikan's hardcopy subsidiaries in Switzerland (Pelikan Produktions AG), Germany (Greif-Werke GmbH) and Scotland (Pelikan Scotland Ltd.); and (iii) certain other hardcopy assets including a newly created European sales and distribution network for hardcopy products. In connection with the acquisition,
Nu-kote was granted an exclusive, fifty-year, fully paid-up license to use the Pelikan trademark, trade name and logo in connection with the operation of the Pelikan Hardcopy Division and a five year non-competition agreement.

    Total consideration paid by Nu-kote to Pelikan under the terms of the acquisition totaled approximately $99,600, consisting of: (i) the issuance of 4,600,000 non-registered shares of Nu-kote's Class A Common Stock (valued at $50,600 based upon a weighted average share price of $11); and (ii) the repayment of approximately $49,000 in Pelikan Hardcopy Division indebtedness to Pelikan. In addition, Nu-kote assumed approximately $5,700 of Pelikan, Inc. trade debt and incurred acquisition costs amounting to approximately $9,000.

    Pursuant to a registration rights agreement, Pelikan may require Nu-kote to register the 4,600,000 shares on or after six months from the closing date and Nu-kote is required to bear the cost of registering the shares. The estimated cost of registering these shares is $1,500 and such amount has been accrued and charged to additional paid-in capital.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACQUISITIONS (CONTINUED)
    The related purchase agreement provides that Pelikan will indemnify Nu-kote for all pre-closing environmental liabilities through February 24, 1998, except for items identified on the Final Environmental Certificate for which indemnification shall not exceed $2,500. The $2,500 related to these items was placed in escrow at closing. Pelikan will also indemnify Nu-kote for breaches of representations, warranties and covenants and for certain unknown and undisclosed liabilities of the Pelikan Hardcopy Division up to an aggregate of $13,000. Pelikan's obligation to indemnify Nu-kote for environmental liabilities not listed on the Final Environmental Certificate is unlimited. Additionally, Nu-kote will indemnify Pelikan for breaches of representation, warranties, covenants and agreements and certain liabilities of Pelikan, Inc. assumed by Nu-kote up to an aggregate of $13,000.

    The acquisition has been accounted for as a purchase and the Pelikan Hardcopy Division results of operations and cash flows are included in the consolidated statements of operations and cash flows from date of acquisition. The fair value of the net assets acquired was in excess of the total cost of the acquisition and, accordingly, no goodwill has been recognized.

    During the fourth quarter of fiscal 1996, the Company completed its studies of asset fair values and plant closing costs and other preacquisition contingent liabilities, and purchase price allocation adjustments were made affecting various balance sheet accounts. These adjustments had the effect of increasing property, plant and equipment $14,634, intangibles (trademark and covenant not-to-compete) $5,481, other liabilities $13,162 and net deferred tax liability $1,928 and reducing inventories $4,885. The effect of these adjustments on fiscal 1996 net income was immaterial. In future years these adjustments will increase depreciation and amortization approximately $1,110 per year.

    The following table presents the unaudited pro forma consolidated results of operations after purchase adjustments, including the adjustments noted in the preceding paragraph, for the fiscal year ended March 31, 1995, as if the Pelikan Hardcopy Division acquisition had been completed at the beginning of fiscal 1995. The Pelikan Hardcopy Division's operations included in the pro forma consolidated results of operations are based on its operations for the fiscal year ended March 31, 1995.

PRO FORMA RESULTS--FISCAL 1995:
  Net sales.......................................................  $ 437,864
  Loss from continuing operations.................................     (6,211)
  Net loss........................................................     (5,844)
  Loss from continuing operations per share.......................       (.28)
  Net loss per share..............................................       (.26)

    The pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been completed at the beginning of the aforementioned fiscal year, nor are they necessarily indicative of the results that may occur in the future.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

4. INVENTORIES

    Inventories consist of the following at March 31:

                                                                           1997        1996
                                                                        ----------  ----------
Raw materials.........................................................  $   36,847  $   42,291
Work-in-process.......................................................      12,354      18,341
Finished goods........................................................      44,569      54,594
                                                                        ----------  ----------
      Total...........................................................  $   93,770  $  115,226
                                                                        ----------  ----------
                                                                        ----------  ----------

    LIFO costs exceed replacement costs by $7,907 and $9,629 at March 31, 1997 and 1996, respectively.

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and consist of the following at March 31:

                                                                           1997        1996
                                                                        ----------  ----------
Land..................................................................  $    4,477  $    5,323
Buildings and improvements............................................      19,417      22,742
Machinery and equipment...............................................      80,490      90,827
                                                                        ----------  ----------
                                                                           104,384     118,892
Less accumulated depreciation.........................................     (28,701)    (26,490)
                                                                        ----------  ----------
      Total...........................................................  $   75,683  $   92,402
                                                                        ----------  ----------
                                                                        ----------  ----------

    Depreciation expense amounted to $10,662, $9,876 and $3,989 in fiscal 1997, 1996 and 1995, respectively.

    In connection with the restructuring of the Company's business (see Note
20), the Company is selling certain of its property, plant and equipment. The Company's Bardstown, Kentucky facility was closed in fiscal 1995, and is currently held for sale. Additionally, at March 31, 1997, the Company's Macedon, New York and Derry, Pennsylvania facilities are being held for sale. The aggregate net book value of these facilities is $4,482 and $2,065 at March 31, 1997 and 1996, respectively, and has been excluded from property, plant and equipment and included in assets held for sale.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

6. INTANGIBLE ASSETS

    Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                                                               MARCH 31,
                                                            AMORTIZATION  --------------------
                                                               PERIOD       1997       1996
                                                            ------------  ---------  ---------
Goodwill..................................................     20 years   $   9,880  $   9,880
Covenants-not-to-compete..................................    3-5 years       5,636      6,642
Trademark.................................................     40 years       9,269     11,306
Technology license........................................      8 years       1,272      1,272
                                                                          ---------  ---------
                                                                             26,057     29,100
Less accumulated amortization.............................                   (6,359)    (4,150)
                                                                          ---------  ---------
Total.....................................................                $  19,698  $  24,950
                                                                          ---------  ---------
                                                                          ---------  ---------

    Covenant-not-to-compete agreements have been recorded at their net present value using estimated discount rates of 7% and 16%. The trademark has been recorded at its estimated value based upon royalty rates charged for its use, discounted at an estimated rate of return of 35%. The technology license has been recorded at its estimated fair value on the date of acquisition, which is based on forecasted discounted cash flows using a 16% discount rate.

7. LINE OF CREDIT

    The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $603 and $681 at March 31, 1997 and 1996, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at March 31, 1997 and 1996 were 17.5% and 22.6%, respectively.

8. LONG-TERM DEBT

    Long-term debt of the Company consists of the following at March 31:

                                                                           1997        1996
                                                                        ----------  ----------
Revolving lines of credit.............................................  $  133,917  $   75,919
Term loan.............................................................                  40,000
Other items...........................................................       1,292       1,601
                                                                        ----------  ----------
                                                                           135,209     117,520
Less current portion..................................................        (532)     (5,677)
                                                                        ----------  ----------
Long-term debt, net of current portion................................  $  134,677  $  111,843
                                                                        ----------  ----------
                                                                        ----------  ----------

    On October 15, 1996 the Company entered into the First Amended and Restated Credit Agreement ("First Amended Agreement") which amended and restated its existing credit agreement that was entered into in February 1995 ("Original Credit Agreement"). The First Amended Agreement increased the borrowing commitment from $140,000 to $200,000 and converted the revolver and term facilities into a five year revolving credit facility. As of December 27, 1996, the Company was in technical default of its First Amended Agreement. The Company has obtained waivers of the technical default.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. LONG-TERM DEBT (CONTINUED)
    On July 31, 1997 the Company entered into Second Amended and Restated Credit Agreements ("Second Amended Agreements"). The Second Amended Agreements provide revolving credit facilities ("Facilities") comprised of a $100,000 U.S. facility ("U.S. Facility"), a 50,000 CHF Swiss facility ("Swiss Facility") and a 6,275 L U.K. facility ("U.K. Facility"). The Swiss and U.K. Facilities provide for multi-currency borrowings in U.S. dollars, Deutschmarks and Pound Sterling up to certain limits, in addition to Swiss Francs and Pound Sterling, respectively. The U.S. Facility calls for mandatory commitment reductions to $97,500 on January 2, 1998, $95,000 on April 1, 1998, $92,500 on July 1, 1998 and $90,000
on October 1, 1998. The Facilities mature on January 4, 1999.

    The Second Amended Agreements provide for affirmative and negative covenants that, among other things, restrict indebtedness, liens, investments (including intercompany investments and advances), contingent obligations, dividend payments, sale or transfer of assets and acquisitions and disposals of subsidiary stock. In addition, the Second Amended Agreements contain financial covenants requiring the maintenance of certain financial ratios and net worth and limits restructuring charges and capital expenditures. The most restrictive of the financial covenants is the minimum required amounts of earnings before interest, taxes, depreciation, amortization, certain noncash losses and gains, restructuring and other nonrecurring charges (as defined) (EBITDAR), which is required to be tested monthly and results in violation if the covenant is not met for two consecutive months or is not met at the end of a quarter.

    The U.S. Facility is guaranteed by Nu-kote Holding, Inc. and all subsidiaries. The Swiss and U.K. Facilities are guaranteed by Nu-kote Holding, Inc. and all of its significant U.S. subsidiaries.

    The Facilities are collateralized by substantially all of the assets of the Company including the capital stock of all subsidiaries and intercompany advances.

    The U.S. Facility bears interest at (1) 1% through June 30, 1998 and thereafter at 2% plus (2) the greater of (i) a lender's bank prime rate or (ii) the Federal Funds rate plus .50%. The interest rate at July 31, 1997 was 9.5%. The Swiss and U.K. Facilities bear interest at LIBOR (as defined) plus 4% through June 30, 1998 and plus 5% thereafter. The weighted average interest rate at July 31, 1997 was 6.8%.

    The bank group has received warrants to acquire approximately 1.7 million shares of Nu-kote Class A Common Stock, which represents 7% of the issued and outstanding shares of Nu-kote on a fully diluted basis at July 31, 1997. The warrants have a five year term and the exercise price is $3.57, which is 150% of the average closing price of Nu-kote's Class A shares for twenty business days prior to July 15, 1997. The fair value of the warrants is estimated to be $1,000 and will be treated as a discount on the debt and amortized to interest expense on a scientific basis over the term of the Second Amended Agreements. In addition, the Company incurred various transaction costs and bank fees which will be amortized to interest expense over the term of the loan.

    Unamortized deferred loan costs related to the First Amended Agreement amounting to approximately $2,500 are to be written off at the closing date and will be reported as an extraordinary charge in the Company's fiscal 1998 second quarter financial statements.

    At March 31, 1997 and 1996 the interest rate on the U.S. Facility and weighted average interest rate on the Swiss Facility and U.K. Facility was 7.33% and 4.52%, and 6.30% and 2.73%, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

8. LONG-TERM DEBT (CONTINUED)

    Borrowings under the revolving lines of credit at March 31, 1997 and 1996 are as follows:

                                                                      1997                 1996
                                                              --------------------  -------------------
                                                                LOCAL                 LOCAL
                                                               CURRENCY   DOLLARS    CURRENCY   DOLLARS
                                                              ----------  --------  ----------  -------
U.S. Facility...............................................  $   90,000  $ 90,000  $   46,500  $46,500
                                                              ----------            ----------
                                                              ----------            ----------
Swiss Facility..............................................  CHF 49,750    34,574  CHF 35,000   29,419
                                                              ----------            ----------
                                                              ----------            ----------
U.K. Facility...............................................  L    5,670     9,343           L
                                                              ----------  --------  ----------  -------
                                                              ----------            ----------
                                                                          $133,917              $75,919
                                                                          --------              -------
                                                                          --------              -------

    Included in other items at March 31, 1997 and 1996 are certain notes and liabilities incurred in connection with the acquisition of Future Graphics and ICMI.

    Letters of credit issued at March 31, 1997 amounted to $531 and were all issued under the Domestic Facility.

    The extraordinary charge recognized in fiscal 1995 was taken in the fourth quarter and is the result of the Original Credit Agreement and the related write-off of $463 ($281 net of tax benefit) of deferred loan costs related to the Company's prior credit agreement.

9. OTHER ACCRUED LIABILITIES

    Other accrued liabilities in excess of 5% of total current liabilities are summarized as follows:

                                                                               MARCH 31,
                                                                          --------------------
                                                                            1997       1996
                                                                          ---------  ---------
Sales incentive rebates.................................................  $   6,292  $   6,893
Opening balance sheet provisions relating to plant closing costs of
  Pelikan Hardcopy Division.............................................      8,952     17,685
                                                                          ---------  ---------
                                                                          $  15,244  $  24,578
                                                                          ---------  ---------
                                                                          ---------  ---------

10. LEASES

    The Company has operating leases which expire at various dates through 2012 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals primarily for increases in maintenance costs and property taxes.

    At March 31, 1997 minimum annual rental commitments under long-term, non-cancelable operating leases were as follows:

1998................................................................  $   4,069
1999................................................................      3,701
2000................................................................      2,977
2001................................................................      1,972
2002 and thereafter.................................................      9,768

    Total rental expense incurred in fiscal 1997, 1996 and 1995 was $4,700, $4,150 and $2,265, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES

    Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

    Temporary differences and carryforwards which give rise to deferred tax assets and liabilities at March 31, 1997 and 1996 are as follows:

                                                                               1997                     1996
                                                                      -----------------------  ----------------------
                                                                       DEFERRED    DEFERRED    DEFERRED    DEFERRED
                                                                         TAX          TAX         TAX         TAX
                                                                        ASSETS    LIABILITIES   ASSETS    LIABILITIES
                                                                      ----------  -----------  ---------  -----------
Current:
  Net operating loss carryforwards..................................  $            $           $   4,453   $
  Reserves and accruals.............................................      12,719         269       7,740
  Inventory basis difference........................................         122       2,164                   4,397
  Other.............................................................          21         270       1,509         284
                                                                      ----------  -----------  ---------  -----------
                                                                          12,862       2,703      13,702       4,681
  Less valuation allowance..........................................     (11,021)                 (3,299)
                                                                      ----------  -----------  ---------  -----------
      Subtotal--current.............................................       1,841       2,703      10,403       4,681
                                                                      ----------  -----------  ---------  -----------
Non-current:
  Net operating loss carryforwards..................................      17,699
  Postretirement and benefits.......................................       1,539         467       1,532         285
  Other basis differences principally related to property, plant and
    equipment.......................................................       3,003       9,994       6,456      11,556
  Other.............................................................       1,700         272                     445
                                                                      ----------  -----------  ---------  -----------
                                                                          23,941      10,733       7,988      12,286
Less valuation allowance............................................     (19,749)                 (7,088)
                                                                      ----------  -----------  ---------  -----------
      Subtotal--non-current.........................................       4,192      10,733         900      12,286
                                                                      ----------  -----------  ---------  -----------
      Total.........................................................  $    6,033   $  13,436   $  11,303   $  16,967
                                                                      ----------  -----------  ---------  -----------
                                                                      ----------  -----------  ---------  -----------
Net current asset...................................................          $1,573                   $8,122
Net current liability...............................................          $2,435                   $2,400
Net non-current liability...........................................          $6,541                  $11,386

    The current deferred tax liability of $2,435 and $2,400 is included in other accrued liabilities at March 31, 1997 and 1996, respectively.

    No U.S. provision for income taxes has been made for unremitted earnings of the Company's foreign subsidiaries as of March 31, 1997, in that the Company's foreign subsidiaries have accumulated losses.

    The total valuation allowances relating to acquired businesses amount to $7,051 and $10,047 at March 31, 1997 and 1996, respectively. Future reductions of these acquisition valuation allowances will be credited to intangible assets of the acquired businesses.

    During fiscal 1997, 1996 and 1995 increases in the valuation allowances for all jurisdictions increased income tax provisions or reduced income tax benefits $23,379, $6,171 and $2,609, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES (CONTINUED)
    The components of income (loss) before income taxes are as follows for fiscal years ended March 31:

                                                                1997       1996        1995
                                                             ----------  ---------  ----------
Domestic...................................................  $  (31,375) $   9,338  $  (15,372)
Foreign....................................................     (13,076)    11,389         909
                                                             ----------  ---------  ----------
                                                             $  (44,451) $  20,727  $  (14,463)
                                                             ----------  ---------  ----------
                                                             ----------  ---------  ----------

    The provisions (benefit) for income tax consist of the following for fiscal years ended March 31:

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Current:
  Domestic....................................................  $          $      50  $     248
  Foreign.....................................................     (1,109)       (45)     1,938
                                                                ---------  ---------  ---------
                                                                   (1,109)         5      2,186
                                                                ---------  ---------  ---------
Deferred:
  Domestic....................................................      4,210      1,822     (5,058)
  Foreign.....................................................       (954)     1,542        406
                                                                ---------  ---------  ---------
                                                                    3,256      3,364     (4,652)
                                                                ---------  ---------  ---------
Change in beginning of the year valuation allowances:
    Credited directly to intangibles..........................      2,996      3,599
    Debited (credited) to income tax expense..................        228     (1,063)
Utilization of foreign tax credits............................       (261)
Tax benefits from exercise of stock options credited to
  additional paid-in capital..................................         91      1,685         74
                                                                ---------  ---------  ---------
Total provision (benefit) for income tax......................  $   5,201  $   7,590  $  (2,392)
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    During fiscal 1996 changes in estimates related to beginning of the year deferred taxes were as follows: Deferred income tax expense was reduced $669 as a result of temporary differences reversing at a lower tax rate than originally provided. This change coupled with the change in the beginning of the year valuation allowance credited to tax expense increased net income $1,732. The effect of these changes in estimate increased earnings per share $.08 on a primary and fully diluted basis.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. INCOME TAXES (CONTINUED)
    The factors accounting for the difference between the total provision (benefit) for income taxes and the amount computed by applying the U.S. statutory income tax rate are as follows:

                                                                   1997       1996       1995
                                                                ----------  ---------  ---------
Computed expected tax expense (benefit) based on U.S. rates...  $  (10,667) $   3,117  $  (4,917)
Changes in tax resulted from:
  State income tax effect.....................................         656        715       (682)
  Valuation allowance changes.................................      14,076                   898
  Other.......................................................         236       (275)       (35)
                                                                ----------  ---------  ---------
  Total provision (benefit) for U.S. income taxes.............       4,301      3,557     (4,736)
Provision for foreign income taxes............................         900      4,033      2,344
                                                                ----------  ---------  ---------
  Total provision (benefit) for income tax....................  $    5,201  $   7,590  $  (2,392)
                                                                ----------  ---------  ---------
                                                                ----------  ---------  ---------

    At March 31, 1997 the Company had domestic net operating loss carryforwards that amount to approximately $21,970 which expire from 2010 to 2012. Foreign net operating loss carryforwards amount to approximately $27,600 of which $8,040 expire from 2002 to 2004 and $19,560 may be carried forward indefinitely.

12. CONTINGENCIES

    Three original equipment manufacturers ("OEMs") filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, trade dress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, court costs and attorney's fees. The complaint in one of the cases has been amended to name Nu-kote and Pelikan Produktions A.G. as defendants. All of the lawsuits are in the discovery stage, and in management's opinion the potential losses related to these cases are not reasonably estimable. All of the cases are being vigorously contested, and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. In one of the cases NII's Motion for Summary Judgment of the unenforceablilty of four of the plaintiff's utility patents was granted although a Motion for Reconsideration with respect to the ruling is pending before the court that granted the motion.

    On May 9, 1997 Daniel M. Kerrane, an officer and director of the Company, filed suit against the Company in Texas State District Court. He alleges that his Supplemental Employment Agreement with the Company entitled him to terminate his employment and receive a lump sum severance payment because the Company "substantially reduced" his authorities, powers and duties in April 1997. Mr. Kerrane is seeking damages of $8,000, and injunctive relief. The Company is vigorously defending this lawsuit.

    In addition, the Company is involved in various routine legal matters.

    In the opinion of management, all matters discussed above are covered by insurance or are without merit or the disposition is not anticipated to have a material effect on the Company's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations or cash flow when resolved.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

12. CONTINGENCIES (CONTINUED)
    In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester, Macedon and Bardstown facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date Unisys has handled all remediation efforts related to these properties. In connection with Nu-kote's acquisition of the worldwide hardcopy supplies business of Pelikan, Pelikan agreed to indemnify Nu-kote for certain pre-closing environmental liabilities (see Note 3). The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. As a result of the indemnifications from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

13. EMPLOYEE BENEFIT PLANS

    The Company has non-contributory defined-benefit pension plans covering nearly all of its employees at Nu-kote International, Inc. and its domestic subsidiaries, Pelikan Scotland Ltd. and Greif-Werke GmbH.

    The Company's funding policy in the United States is to fund amounts as are necessary on an actuarial basis to provide for benefits in accordance with the Employee Retirement Income Security Act. The Nu-kote International, Inc. plan's assets consist primarily of investments in Treasury obligations, federal agency bonds and corporate bonds. The Pelikan Scotland Ltd. plan assets comprise a portfolio of equities and bonds. The Greif-Werke GmbH plan is unfunded.

    Net periodic pension expense recognized by the Company for the defined-benefit plans for fiscal 1997, 1996 and 1995 included the following components.

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Service cost-benefits earned during the year....................  $     856  $     679  $     302
Interest cost on the projected benefit obligations..............      2,309      2,188        703
Actual return on plan assets....................................     (1,850)    (3,628)      (548)
Net amortization and deferral...................................       (288)     1,821         46
Curtailment gain................................................                              (22)
Effect of changes in actuarial assumptions......................                  (379)
                                                                  ---------  ---------  ---------
Net periodic pension cost.......................................  $   1,027  $     681  $     481
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                         MARCH 31, 1996, 1995 AND 1994
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The following table sets forth the funded status of the defined-benefit plans and amounts recognized in the Company's consolidated balance sheets at March 31:

                                                            1997                                           1996
                                        --------------------------------------------   --------------------------------------------
                                           NU-KOTE                                        NU-KOTE
                                        INTERNATIONAL,      PELIKAN      GREIF-WERKE   INTERNATIONAL,      PELIKAN      GREIF-WERKE
                                             INC.        SCOTLAND LTD.      GMBH            INC.        SCOTLAND LTD.      GMBH
                                        --------------   -------------   -----------   --------------   -------------   -----------
Actuarial present value of benefit:
  Vested..............................      $7,548          $17,763        $ 5,435         $7,251          $13,065        $ 5,935
                                            ------       -------------   -----------       ------       -------------   -----------
                                            ------       -------------   -----------       ------       -------------   -----------
  Accumulated.........................      $7,904          $17,763        $ 5,437         $7,661          $13,065        $ 6,143
                                            ------       -------------   -----------       ------       -------------   -----------
                                            ------       -------------   -----------       ------       -------------   -----------
  Projected...........................      $8,988          $18,921        $ 5,518         $8,779          $13,996        $ 6,233
Plan assets at fair value.............       8,019           19,594                         7,822           16,637
                                            ------       -------------   -----------       ------       -------------   -----------
Plan assets (less) greater than
  projected benefit obligation........        (969)             673         (5,518)          (957)           2,641         (6,233)
Unrecognized prior service cost.......         (16)                                           (17)
Unrecognized net (gain) loss..........       2,445              645           (143)         2,384           (1,529)
Tax effect on net assets of acquired
  businesses..........................         (52)                                           (60)
                                            ------       -------------   -----------       ------       -------------   -----------
Prepaid (accrued) pension cost........      $1,408          $ 1,318        $(5,661)        $1,350          $ 1,112        $(6,233)
                                            ------       -------------   -----------       ------       -------------   -----------
                                            ------       -------------   -----------       ------       -------------   -----------
Weighted average discount rates.......       8.000%           8.000%         6.500%         7.750%           8.500%         7.000%
Expected long-term rate of return on
  assets..............................       9.000            9.000            N/A          9.000            9.000            N/A
Assumed rate of increase in future
  compensation........................       4.500            5.500          2.500          4.500            6.000          2.000

                                                            1995
                                        --------------------------------------------
                                           NU-KOTE
                                        INTERNATIONAL,      PELIKAN      GREIF-WERKE
                                             INC.        SCOTLAND LTD.      GMBH
                                        --------------   -------------   -----------
Actuarial present value of benefit:
  Vested..............................      $5,930          $12,319        $ 6,784
                                            ------       -------------   -----------
                                            ------       -------------   -----------
  Accumulated.........................      $6,312          $12,319        $ 6,784
                                            ------       -------------   -----------
                                            ------       -------------   -----------
  Projected...........................      $7,205          $13,373        $ 6,882
Plan assets at fair value.............       6,312           14,271
                                            ------       -------------   -----------
Plan assets (less) greater than
  projected benefit obligation........        (893)             898         (6,882)
Unrecognized prior service cost.......         (18)
Unrecognized net (gain) loss..........       1,530
Tax effect on net assets of acquired
  businesses..........................         (67)
                                            ------       -------------   -----------
Prepaid (accrued) pension cost........      $  552          $   898        $(6,882)
                                            ------       -------------   -----------
                                            ------       -------------   -----------
Weighted average discount rates.......       8.625%           9.000%         7.000%
Expected long-term rate of return on
  assets..............................       9.000            9.000            N/A
Assumed rate of increase in future
  compensation........................       4.500            7.000          4.000

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS (CONTINUED)

    The Company has a defined contribution 401(k) plan which covers all of the employees in the U.S. Under this plan, eligible employees are allowed to contribute up to 6% of their pay (up to federally mandated maximums), and the Company will contribute an amount equal to 40% of the employee's contribution. The Company recognized an expense of $343, $343, and $215 in fiscal 1997, 1996 and 1995, respectively, as its contribution to this plan.

    The Company has other defined contribution plans, the contributions to which are based on a percentage of employee's salary. Contributions to these plans amounted to $1,236, $1,319 and $124 in fiscal 1997, 1996 and 1995, respectively.

14. POSTRETIREMENT BENEFITS

    The Company sponsors an unfunded postretirement medical and life insurance plan that covers certain employees who were with the Company prior to January 1987. The Company sponsors no other postretirement benefit plans.

    Cash payments made by the Company for retiree benefits during the years ended March 31, 1997, 1996 and 1995 amounted to $103, $159 and $93, respectively. The Company's policy is to fund these obligations as incurred. The components of net periodic expense for this postretirement benefit are as follows:

                                                                          1997       1996       1995
                                                                        ---------  ---------  ---------
Service cost-benefits earned during the year..........................  $          $       1  $       6
Interest cost on accumulated post-retirement benefit obligation.......        125        126        124
Amortization of actuarial loss........................................                               13
                                                                        ---------  ---------  ---------
Net periodic postretirement benefit cost..............................  $     125  $     127  $     143
                                                                        ---------  ---------  ---------
                                                                        ---------  ---------  ---------

    The actuarial and recorded liabilities for this postretirement benefit, none of which have been funded, are as follows at March 31:

                                                                               1997       1996
                                                                             ---------  ---------
Accumulated postretirement benefit obligation:
  Retirees.................................................................  $   1,266  $   1,506
  Fully eligible active plan participants..................................         80        167
  Other active plan participants...........................................                    21
                                                                             ---------  ---------
    Total accumulated postretirement benefit...............................      1,346      1,694
Unrecognized actuarial (gain) loss.........................................       (279)        94
                                                                             ---------  ---------
Accrued benefit liability..................................................  $   1,625  $   1,600
                                                                             ---------  ---------
                                                                             ---------  ---------

    The accumulated postretirement benefit obligation was determined using a discount rate of 7.75% and 7.50% in fiscal 1997 and 1996, respectively, and a health care cost trend rate of 9.0% for the first year decreasing to 6.0% in the year 2026 and thereafter.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. POSTRETIREMENT BENEFITS (CONTINUED)
    The effect on the accumulated postretirement obligation projected as of March 31, 1997, of a 1% increase each year in the health cost trend rate used, would result in an increase of 6.2% in the obligation and of 5.2% in the aggregate interest and service components of the 1997 expense.

15. INTERNATIONAL OPERATIONS AND SEGMENT DATA

    The Company's operations involve a single industry segment--the manufacture and distribution of a full line of impact and non-impact imaging supplies for office and home printing devices.

    Information concerning the Company's continuing operations by geographic locations is summarized as follows for the fiscal years ended March 31:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Net sales to unconsolidated customers:
  Domestic...............................................  $  173,069  $  203,992  $  143,723
  Europe.................................................     165,826     215,685      44,280
  Other countries........................................       3,407       4,393       5,559
                                                           ----------  ----------  ----------
                                                           $  342,302  $  424,070  $  193,562
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Operating income (loss):
  Domestic...............................................  $  (23,522) $   11,372  $  (14,105)
  Europe.................................................     (12,015)     15,879       2,112
  Other countries........................................         244         354         524
                                                           ----------  ----------  ----------
                                                           $  (35,293) $   27,605  $  (11,469)
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Identifiable assets:
  Domestic...............................................  $  137,664  $  176,679  $  138,786
  Europe.................................................     152,534     182,700     176,809
  Other countries........................................       2,357       4,971       3,552
                                                           ----------  ----------  ----------
                                                           $  292,555  $  364,350  $  319,147
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The above information does not include assets held for sale of $4,482, $2,065 and $7,370 for the years ended March 31, 1997, 1996 and 1995, respectively.

    Intercompany sales by domestic operations to foreign operations amounted to $5,692, $2,867 and $1,084 in fiscal 1997, 1996 and 1995, respectively, and intercompany sales by foreign operations to domestic operations amounted to $19,232, $18,690 and $4,547 in fiscal 1997, 1996 and 1995, respectively. During each of the three years in the period ended March 31, 1997, no sales to one customer accounted for more than 10% of net sales.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. INTERNATIONAL OPERATIONS AND SEGMENT DATA (CONTINUED)

    The Company's net sales for impact and non-impact imaging supplies were as follows for the fiscal year ended March 31:

                                                              1997        1996        1995
                                                           ----------  ----------  ----------
Impact...................................................  $  146,200  $  203,590  $  110,182
Non-impact...............................................     196,102     220,480      83,380
                                                           ----------  ----------  ----------
                                                           $  342,302  $  424,070  $  193,562
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

16. CONCENTRATION OF CREDIT RISK

    Accounts receivable potentially expose the Company to concentrations of credit risk. The Company provides credit in its normal course of business to a large number of distributors and large retailers concentrated in the office supply business. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

17. EMPLOYEE STOCK BASED COMPENSATION PLANS

    The Company sponsors the Nu-kote Holding, Inc. Stock Option Plan and the Nu-kote Holding, Inc. 1992 Stock Option Plan (the "Stock Option Plans"). The Company also sponsors the Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan (the "Plan").

STOCK OPTIONS

    Under the Stock Option Plans, the Company is authorized to issue shares of Class A Common Stock pursuant to "Awards" granted to officers, key employees and directors in the form of non-qualified stock options not qualified under Section 422 of the Internal Revenue Code of 1986, as amended. As of March 31, 1997 and 1996, there were 431,775 and 679,592 shares available for grant, respectively.

    The stock options granted in fiscal 1997 and 1996 have exercise prices ranging from $10.00 to $20.875, and contractual terms of 10 years. All options vest on a graded schedule, 20% per year over 5 years, beginning on the first anniversary of the date of grant.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. EMPLOYEE STOCK BASED COMPENSATION PLANS (CONTINUED)
    A summary of the status of the Company's stock options as of March 31, 1997, 1996 and 1995 and the changes during the years then ended is presented below:

                                                                                YEAR ENDED MARCH 31,
                                                      -------------------------------------------------------------------------
                                                               1997                     1996                     1995
                                                      -----------------------  -----------------------  -----------------------
                                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                                                                    AVERAGE                  AVERAGE                  AVERAGE
                                                                   EXERCISE                 EXERCISE                 EXERCISE
                                                        SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                                      ----------  -----------  ----------  -----------  ----------  -----------
Outstanding at beginning of year....................   1,908,940   $   10.53    2,276,592   $    9.28    1,274,996   $    8.22
Granted.............................................     345,000   $   15.36      180,000   $   16.03    1,106,006   $   10.39
Exercised...........................................     (33,294)  $   10.13     (383,468)  $    5.31      (24,000)  $    1.65
Forfeited...........................................     (97,183)  $   11.10     (164,184)  $   11.49      (80,410)  $    9.84
                                                      ----------               ----------               ----------
Outstanding at end of year..........................   2,123,463   $   11.29    1,908,940   $   10.53    2,276,592   $    9.28
                                                      ----------               ----------               ----------
                                                      ----------               ----------               ----------
Exercisable at end of year..........................     870,666   $   10.04      503,699   $    9.76      438,854   $    5.74
                                                      ----------               ----------               ----------
                                                      ----------               ----------               ----------
Weighted average fair value of all options granted
  during year.......................................           $5.94                    $7.75

    The fair value of each stock option granted in fiscal 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.00%; expected volatility of 40.05%; a range of risk-free interest rates of 5.43% to 6.82%; and expected lives of 6 years.

    The following table summarizes information about stock options outstanding at March 31, 1997:

                               OPTIONS OUTSTANDING
                  ---------------------------------------------
                                       WEIGHTED AVERAGE               OPTIONS EXERCISABLE
                               --------------------------------  -----------------------------
    RANGE OF      OUTSTANDING       REMAINING        EXERCISE    EXERCISABLE  WEIGHTED AVERAGE
EXERCISE PRICES   AT 3/31/97    CONTRACTUAL LIFE       PRICE     AT 3/31/97    EXERCISE PRICE
----------------  -----------  -------------------  -----------  -----------  ----------------
$7.375-$11.00      1,743,463             7.22        $   10.01      843,666      $     9.84
$11.01-$17.00        170,000             8.68        $   16.28       25,000      $    16.15
$17.01-$20.875       210,000             9.12        $   17.90        2,000      $   20.875
                  -----------             ---       -----------  -----------        -------
$7.375-$20.875     2,123,463             7.53        $   11.29      870,666      $    10.04
                  -----------             ---       -----------  -----------        -------
                  -----------             ---       -----------  -----------        -------

STOCK APPRECIATION RIGHTS

    Under the Plan, the Company is authorized to grant awards to participants of appreciation rights with respect to a specified number of shares of Class A Common Stock. Stock appreciation rights ("SAR") permit a participant to receive, upon exercise of each SAR, an amount equal to a percentage, as defined in the Plan, of the difference between the grant price and the fair market value per share of the Company's Class A Common Stock at the exercise date. The Company granted 1,520,000 SARs and canceled 240,000 SARs during the year ended March 31, 1996. A total of 1,280,000 SARs were outstanding on March 31, 1997.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

17. EMPLOYEE STOCK BASED COMPENSATION PLANS (CONTINUED)
    The SARs granted during the year ended March 31, 1996 are exercisable five years subsequent to the grant date and only in 20% installments per year for each year thereafter. As of March 31, 1997 these SARs had no intrinsic value.

    Under the provisions of the Plan, liability to any participant ceases once the Company's Class A Common Stock price falls below $15.43 per share. At March 31, 1997, the Class A Common Stock had a market value of $2.75 per share. Accordingly, no liability for the Plan has been recorded. Incremental shares under the Plan for purposes of computing earnings per share are not recognized until awards under the Plan exceed $10,000.

PRO FORMA NET INCOME (LOSS) AND NET INCOME (LOSS) PER COMMON SHARE

    The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related interpretations in accounting for employee compensation costs related to its plans. APB 25 is an intrinsic value approach for measuring compensation costs. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is a fair value approach for measuring compensation costs. Had employee compensation cost for the Company's employee stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for fiscal 1997 and fiscal 1996 would approximate the pro forma amounts below:

                                                    YEAR ENDED                YEAR ENDED
                                                  MARCH 31, 1997            MARCH 31, 1996
                                             ------------------------  ------------------------
                                             AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                             -----------  -----------  -----------  -----------
SFAS 123 compensation cost.................   $       0    $     308    $       0    $     100
APB 25 compensation cost...................   $       0    $       0    $       0    $       0
Net income (loss)..........................   $ (49,652)   $ (49,960)   $  13,137    $  13,075
Net income (loss) per common share.........   $   (2.28)   $   (2.29)   $    0.58    $    0.58

    The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

18. RELATED PARTY AND OTHER TRANSACTIONS

    The Company paid to Ballyglen Company, Inc. fees of $118 and $114 in fiscal 1996 and 1995, respectively, for the consulting services of Mr. Theodore Barry, a director of the Company. Mr. Hubbard C. Howe was paid $150, $150 and $105 as Vice Chairman of the Board in fiscal 1997, 1996 and 1995, respectively, in lieu of directors fees.

    As a result of the Pelikan Hardcopy Division acquisition, Ligapart AG ("Ligapart"), which owned the majority of Pelikan, became a major shareholder of the Company. In connection with the acquisition, the Company entered into various management and lease agreements with Ligapart related entities. The net expense incurred by the Company under these agreements amounted to $2,423, $6,995 and $666 in fiscal 1997, 1996 and 1995, respectively. In addition, sales to Ligapart related entities amounted to $12,600 and $25,453, and purchases amounted to $71 and $2,302 in fiscal 1997 and 1996, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

19. SHAREHOLDERS' EQUITY

    On May 19, 1994 the Board of Directors of Nu-kote, in connection with a Shareholder Rights Agreement adopted on that date, declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Class A Common Stock to be paid on June 6, 1994 to holders of record on that date. The Rights are represented by the certificates for the Class A Common Stock and trade with such stock until another party acquires, or announces its intention to acquire, beneficial ownership of 15% or more of the outstanding Class A Common Stock. The Rights expire June 6, 2004, unless earlier redeemed by Nu-kote, and entitle the holder to purchase from Nu-kote one one-hundredth of a share of Series A Junior Participating preferred Stock of Nu-kote at an exercise price of $37.50. The rights will be exercisable if another party acquires or announces its intention to acquire beneficial ownership of 15% or more of the outstanding Class A Common Stock. The 15% threshold may be lowered by the Board, but not below 10%. The rights, if exercised, will enable the holder to buy a number of common shares having a market value equal to twice the exercise price. Also, after a person or group acquires 15% or more of the outstanding Class A Common Stock of Nu-kote and if Nu-kote is involved in a merger or other transaction in which it is not the surviving corporation, or if it sells or transfers 50% or more of its assets or earning power to another party, each right will enable the holder to buy a number of common shares of the other party equal in market value to twice the exercise price.

    On August 30, 1995 shareholders voted to increase the number of shares of authorized Class A Common Stock from 25 million to 40 million.

    See Note 3 regarding issuance of 4,600,000 shares of Class A Common Stock in connection with the Pelikan Hardcopy Division acquisition.

    On July 19, 1995, Nu-kote's Board of Directors declared a 2 for 1 stock split to be effected in the form of a 100% stock dividend on Nu-kote's Class A Common Stock. All prior period per share amounts and number of shares have been restated to reflect this split.

    The Company's credit agreement (see Note 8) restricts the Company from declaring or paying dividends.

20. RESTRUCTURING EXPENSES

    Restructuring expenses are as follows:

                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Severance........................................................................  $   4,461  $     495  $   4,395
Impairment provisions for duplicative or incompatible property, plant and
  equipment and foreign operations...............................................      8,567                10,940
Incremental manufacturing costs associated with facility closures................                 8,662      6,766
Relocation of employees, equipment and inventory, lease cancellations,
  termination of contracts, facility maintenance and other.......................      2,111      4,668      6,348
                                                                                   ---------  ---------  ---------
                                                                                   $  15,139  $  13,825  $  28,449
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

    During fiscal 1997, the pre-tax charge related primarily to the consolidation of impact product production into Scotland, Mexico and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland. The charge for severance costs

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

20. RESTRUCTURING EXPENSES (CONTINUED)
represents the severance of approximately 110 people in manufacturing and administration, of which virtually all had been terminated by March 31, 1997. Of this charge, $3,257 was paid in fiscal 1997. The $2,111 in fiscal 1997 relates to lease cancellations, facility maintenance and other, of which $1,434 was paid in fiscal 1997. The assets written down were comprised of property, plant and equipment at the Company's Macedon, New York and Derry, Pennsylvania facilities, and were written down as a result of the Company's decision to dispose of these assets as part of its consolidation effort. The Company expects to dispose of these assets by fiscal 1998 year end. The carrying amount of these assets of $4,482 is reflected in assets held for sale. Included in other accrued liabilities were the following restructuring items at March 31, 1997:

DESCRIPTION OF                                                                          AMOUNT
RESTRUCTURING EXPENSE                                                                   ACCRUED
------------------------------------------------------------------------------------  -----------
Lease cancellations.................................................................   $     430
Severance costs.....................................................................       1,204
Other...............................................................................         247
                                                                                      -----------
                                                                                       $   1,881
                                                                                      -----------
                                                                                      -----------

    The Company estimates that an additional $5,000 of restructuring expenses will be recognized in fiscal 1998. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts. Management currently anticipates completion in fiscal 1998.

    During fiscal 1996, the Company substantially completed the merger of its operations with those of the Pelikan Hardcopy Division, which was acquired in February 1995 (see Note 3). That plan included, among other things, the closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; the termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations in Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies.

    As part of the original plan, the Company terminated a total of approximately 400 employees through March 31, 1996. Estimated severance charges related to those terminations charged to restructuring expense during fiscal 1995 amounted to $4,395 of which $1,224 was paid in fiscal 1995. Fiscal 1997 and 1996 activity related to these accrued restructuring costs is as follows:

                                                 AMOUNT        AMOUNT                      AMOUNT
DESCRIPTION OF                                 ACCRUED AT      PAID IN    CHANGES IN     ACCRUED AT
RESTRUCTURING EXPENSE                            3-31-96     FISCAL 1997   ESTIMATES       3-31-97
--------------------------------------------  -------------  -----------  -----------  ---------------
Severance...................................    $      71     $    (152)   $      81      $       0
Lease cancellations.........................          425          (213)        (212)             0
Facility maintenance and other..............          384          (231)        (153)             0
                                                                                                 --
                                                    -----         -----        -----
                                                $     880     $    (596)   $    (284)     $       0
                                                                                                 --
                                                                                                 --
                                                    -----         -----        -----
                                                    -----         -----        -----

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

20. RESTRUCTURING EXPENSES (CONTINUED)
    The changes in estimates noted above decreased fiscal 1997 net loss $284 and loss per share $.01 on a primary and fully diluted basis.

                                                AMOUNT       AMOUNT                     AMOUNT
DESCRIPTION OF                                ACCRUED AT     PAID IN    CHANGES IN    ACCRUED AT
RESTRUCTURING EXPENSE                           3-31-95    FISCAL 1996   ESTIMATES      3-31-96
--------------------------------------------  -----------  -----------  -----------  -------------
Severance...................................   $   3,171    $  (3,595)   $     495     $      71
Lease cancellations.........................       1,210         (178)        (607)          425
Termination of contract manufacturing and
  other contracts...........................       2,350       (1,344)      (1,006)            0
Facility maintenance and other..............       1,634       (1,780)         530           384
                                              -----------  -----------  -----------        -----
                                               $   8,365    $  (6,897)   $    (588)    $     880
                                              -----------  -----------  -----------        -----
                                              -----------  -----------  -----------        -----

    The changes in estimates noted above increased fiscal 1996 net income $373 and earnings per share $.02 on a primary and fully diluted basis.

21. OTHER OPERATING EXPENSES

    Included in other operating expenses in fiscal 1997 are write-offs of certain deferred acquisition costs of $738. Included in other operating expenses in fiscal 1995 is $2,500 related to the settlement of a patent and trademark action.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1997, 1996 AND 1995
           (DOLLARS, LS AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the quarterly results of operations for the years ended March 31, 1997 and 1996:

                                                              QUARTER ENDED
                                            -------------------------------------------------
                                             JUNE 28   SEPTEMBER 27  DECEMBER 27    MARCH 31
                                            ---------  ------------  ------------  ----------
Fiscal 1997:
  Net sales...............................  $  87,457   $   86,241    $   82,923   $   85,681
  Gross margin............................     25,227       20,708        15,355       (4,132)(a)
  Restructuring expense...................      1,145        4,635         2,031        7,328
  Operating income (loss).................      4,152       (2,154)       (4,580)     (32,711)(a)(b)
  Net income (loss).......................      1,795       (2,332)       (4,029)     (45,086)(a)(b)
  Net income (loss) per share.............       0.08        (0.11)        (0.19)       (2.07)(a)(b)

                                                             QUARTER ENDED
                                           --------------------------------------------------
                                            JUNE 30    SEPTEMBER 29  DECEMBER 29    MARCH 31
                                           ----------  ------------  ------------  ----------
Fiscal 1996:
  Net sales..............................  $  104,122   $  102,810    $  104,660   $  112,478
  Gross margin...........................      30,184       30,403        30,408       38,095
  Restructuring expense..................         195        4,032         5,457        4,141
  Operating income.......................       9,056        5,007         4,706        8,836
  Net income.............................       4,873        1,863         2,020        4,381
  Net income per share...................        0.22         0.08          0.09         0.19

------------------------

(a) Includes the following significant charges: (1) $8,039 for inventory write-offs in North America; and (2) $7,724 of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead, of which approximately $2,000 was deferred at March 31, 1996 and approximately $1,500, $1,400 and $1,700 were deferred during the first, second and third quarters, respectively, of fiscal 1997.

(b) Includes the effect of no tax benefit for losses incurred during the year and a $4,301 increase in the valuation allowance recorded against certain beginning of the year deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109. Through the first three quarters of fiscal 1997, the Company increased deferred tax assets by approximately $3,100, which represented 40% of the current year loss through nine months. During the fourth quarter, it was determined that, based on weight of available evidence, it was not "more likely than not" that the net deferred tax assets would be realized. Accordingly, a valuation allowance was recorded.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----

FINANCIAL STATEMENT SCHEDULES

  Report of Independent Accountants on Schedule...........................  S-2

  Schedule II--Valuation and Qualifying Accounts and Reserves for the
    fiscal years ended March 31, 1997, 1996 and 1995......................  S-3

    The separate combined financial statements of Nu-kote Holding, Inc. ("Nu-kote") required by Rule 12-04 of Regulation S-X are not presented as Nu-kote has no operations and its balance sheet consists of only $40 thousand cash, equity in and advances to subsidiaries and shareholders' equity as reflected in the consolidated financial statements.

    All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of Nu-kote Holding, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements we have also audited the related financial statement schedule listed in the index on Page S-1 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Dallas, Texas
July 31, 1997

                                  SCHEDULE II
                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

             ALLOWANCES FOR SALES RETURNS AND DOUBTFUL RECEIVABLES

                                                                            ADDITIONS
                                                                     ------------------------
                                                        BALANCE AT   CHARGED TO                             BALANCE AT
                                                         BEGINNING    COSTS AND                               END OF
FISCAL YEAR ENDED                                        OF PERIOD    EXPENSES     OTHER(A)    DEDUCTIONS     PERIOD
------------------------------------------------------  -----------  -----------  -----------  -----------  -----------

March 31, 1995........................................   $   1,049    $   1,325    $   3,103    $   1,139    $   4,338

March 31, 1996........................................       4,338          652           10        1,067        3,933

March 31, 1997........................................       3,933        1,786         (455)       1,523        3,741

------------------------

(a) Other additions for the fiscal year ended March 31, 1995 include $2,769 relating to the Pelikan acquisition and $334 arising from exchange rate differences. Other deductions for the fiscal year ended March 31, 1997 relate primarily to exchange rate differences.