Form 10-Q
period 1997-06-27
NU KOTE HOLDING INC /DE/
filed 1997-08-11
CIK 812423

                                   FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                               Washington, DC  20549

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended   JUNE 27, 1997
                           ---------------

Commission file number  0-20287
                       --------

                             NU-KOTE HOLDING, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                             16-1296153
     -------------------------------              ------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)


   17950 PRESTON ROAD, SUITE 690, DALLAS, TEXAS              75252
   --------------------------------------------           ----------
     (Address of principal executive offices)             (Zip Code)


                                 (972) 250-2785
               ----------------------------------------------------
               (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X    No
        ---      ---

Number of shares of common stock of registrant outstanding at August 7, 1996:

                     Class                            Outstanding
                     -----                            -----------

     Class A common stock $.01 par value               21,775,302

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS


                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION
------------------------------

     Consolidated Balance Sheets as of
       June 27, 1997 and March 31, 1997                                3

     Consolidated Statements of Operations and Retained
       Earnings (Accumulated Deficit) for the Three
       Month Periods Ended June 27, 1997 and June 28, 1996             4

     Consolidated Statements of Cash Flows for the Three
       Month Periods Ended June 27, 1997 and June 28, 1996             5

     Notes to Consolidated Financial Statements                        6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             13

PART II - OTHER INFORMATION
---------------------------

     Other Information                                                 17

     Signature Page                                                    19

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          June 27,    March 31,
                                                            1997         1997
                                                         ----------  ----------
                    ASSETS

Current assets:
  Cash and cash equivalents                              $    7,556  $   12,275
  Accounts receivable, net                                   71,818      71,024
  Receivables from related party                              3,715       3,694
  Inventories, net                                           99,895      93,770
  Prepaid expenses                                            9,067      10,452
  Deferred income taxes                                       2,400       1,573
                                                         ----------  ----------
      Total current assets                                  194,451     192,788

Property, plant, and equipment, net                          74,030      75,683
Other assets and deferred charges                             4,750       4,386
Assets held for sale                                          4,482       4,482
Intangibles, net                                             19,221      19,698
                                                         ----------  ----------
          Total assets                                   $  296,934  $  297,037
                                                         ----------  ----------
                                                         ----------  ----------
        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank loans and current portion of long-term debt       $      986  $    1,135
  Accounts payable                                           52,966      51,035
  Compensation related liabilities                            6,406       6,500
  Other accrued liabilities                                  38,567      37,726
                                                         ----------  ----------
      Total current liabilities                              98,925      96,396

Long-term debt, net of current maturities                   137,545     134,677
Other liabilities                                            11,228       9,995
Deferred income taxes                                         6,646       6,541
                                                         ----------  ----------
      Total liabilities                                     254,344     247,609
                                                         ----------  ----------
Shareholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
    authorized; none issued
  Class A common stock, $.01 par value, 40,000,000 shares
    authorized; 22,325,302 and 22,325,302 shares issued         223         223
  Class B common stock, $.01 par value, 15,000,000
    shares authorized; none issued
  Additional paid-in capital                                 91,605      91,605
  Accumulated deficit                                       (42,582)    (36,610)
  Foreign currency translation adjustments                   (6,430)     (5,564)
  Treasury stock, at cost, 550,000 shares                      (226)       (226)
                                                         ----------  ----------
      Total shareholders' equity                             42,590      49,428
                                                         ----------  ----------
          Total liabilities and shareholders' equity     $  296,934  $  297,037
                                                         ----------  ----------
                                                         ----------  ----------


                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
       FOR THE THREE MONTH PERIODS ENDED JUNE 27, 1997 AND JUNE 28, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                  June 27,       June 28,
                                                                   1997            1996
                                                               ------------    ------------
Net sales                                                      $     79,727    $     87,457
Cost of sales                                                        63,944          62,230
                                                               ------------    ------------
    Gross margin                                                     15,783          25,227

Selling, general and administrative expenses                         14,690          17,370
Research and development expenses                                     1,788           2,560
Restructuring expense                                                 1,623           1,145
                                                               ------------    ------------
    Operating income (loss)                                          (2,318)          4,152

Interest expense                                                      2,965           1,868
Other expense (income) items, net                                       689            (711)
                                                               ------------    ------------
Income (loss) before income taxes                                    (5,972)          2,995
Provision for income taxes                                                            1,200
                                                               ------------    ------------
    Net income (loss)                                                (5,972)          1,795

Retained earnings (accumulated deficit) - Beginning of period       (36,610)        13,042
                                                               ------------    ------------
Retained earnings (accumulated deficit) - End of period        $    (42,582)   $     14,837
                                                               ------------    ------------
                                                               ------------    ------------
Net income (loss) per share of common stock                    $      (0.27)   $       0.08
                                                               ------------    ------------
                                                               ------------    ------------
Weighted average shares outstanding                              21,775,302      22,498,935
                                                               ------------    ------------
                                                               ------------    ------------


                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIODS ENDED JUNE 27, 1997 AND JUNE 28, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                         June 27,     June 28,
                                                           1997        1996
                                                       ----------    ----------

Cash flows from operating activities:
  Net income (loss)                                    $   (5,972)   $    1,795
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Exchange (gains) losses                                   200          (859)
    Depreciation and amortization                           3,480         2,997
    Deferred income taxes                                                (1,751)
    Tax benefit from exercise of stock options                               75
    Other                                                     (11)         (675)
  Changes in working capital:
    Accounts receivable                                      (815)        7,638
    Inventories                                            (6,125)      (14,403)
    Prepaid expenses                                        1,385        (3,280)
    Accounts payable                                        1,931         2,437
    Compensation related liabilities                          (94)        1,051
    Other accrued liabilities                               2,256           286
    Cash paid for restructuring                            (1,415)       (1,313)
                                                       ----------    ----------
          Net cash used in operating activities            (5,180)       (6,002)
                                                       ----------    ----------
Cash flows from investing activities:
  Purchase of property, plant and equipment                (1,449)       (3,353)
  Sale of property, plant and equipment                                     317
                                                       ----------    ----------
          Net cash used in investing activities            (1,449)       (3,036)
                                                       ----------    ----------
Cash flows from financing activities:
  Borrowings on long-term debt and other loans              7,868        34,529
  Payments on long-term debt and other loans               (5,149)      (21,673)
  Exercise of stock options                                                 320
                                                       ----------    ----------
          Net cash provided by financing activities         2,719        13,176
                                                       ----------    ----------
Effect of exchange rate changes on cash                      (809)         (480)
                                                       ----------    ----------
Net increase (decrease) in cash                            (4,719)        3,658

Cash and cash equivalents at beginning of period           12,275         6,540
                                                       ----------    ----------
Cash and cash equivalents at end of period             $    7,556    $   10,198
                                                       ----------    ----------
                                                       ----------    ----------

                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


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

     The consolidated balance sheet as of June 27, 1997 and the related consolidated statements of operations and retained earnings (accumulated deficit) and consolidated statements of cash flows for the three month periods ended June 27, 1997 and June 28, 1996 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.   NET INCOME PER SHARE OF COMMON STOCK

     Net income (loss) per share of common stock for the three month periods ended June 27, 1997 and June 28, 1996 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents (stock options) under the treasury stock method. Primary and fully diluted net income per share of common stock are the same and, therefore, are not shown separately.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are reflected net of allowances for doubtful accounts of $4,372 and $3,741 at June 27, 1997 and March 31, 1997, respectively.

4.   INVENTORIES

     Inventories consist of the following:


                                                        June 27,     March 31,
                                                          1997         1997
                                                        -------      --------
     Raw materials                                      $41,810      $36,847
     Work-in-process                                     13,629       12,354
     Finished goods                                      44,456       44,569
                                                        -------      -------
         Total                                          $99,895      $93,770
                                                        -------      -------
                                                        -------      -------

     Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at June 27, 1997. The amounts at March 31, 1997 are based upon the audited balance sheet at that date.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following components:


                                                        June 27,     March 31,
                                                          1997         1997
                                                       --------      --------
     Land                                              $  4,477      $  4,477
     Buildings and improvements                          19,645        19,417
     Machinery and equipment                             81,265        80,490
                                                       --------      --------

                                                        105,387       104,384
     Less accumulated depreciation                      (31,357)      (28,701)
                                                       --------      --------

         Total                                         $ 74,030      $ 75,683
                                                       --------      --------
                                                       --------      --------

     Depreciation expense amounted to $2,845 and $2,311 for the three month periods ended June 27, 1997 and June 28, 1996, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                         Amortization     June 27,      March 31,
                                            Period          1997          1997
                                         ------------     --------      ---------

     Goodwill                              20 years       $ 9,880       $ 9,880
     Covenants-not-to-compete             3-5 years         5,636         5,636
     Trademark                             40 years         9,269         9,269
     Technology license                     8 years         1,272         1,272
                                                          -------       -------
                                                           26,057        26,057
     Less accumulated amortization                         (6,836)       (6,359)
                                                          -------       -------

     Total                                                $19,221       $19,698
                                                          -------       -------
                                                          -------       -------

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

7.   LINE OF CREDIT

     The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $522 and $603 at June 27, 1997 and March 31, 1997, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at June 27, 1997 and March 31, 1997 were 17.0% and 17.5%, respectively.

8.   LONG-TERM DEBT

     Long-term debt of the Company consists of the following:


                                                        June 27,     March 31,
                                                          1997         1997
                                                       --------      --------
     Revolving lines of credit                         $136,785      $133,917
     Other items                                          1,224         1,292
                                                       --------      --------
                                                        138,009       135,209
     Less current portion                                  (464)         (532)
                                                       --------      --------

     Long-term debt, net of current portion            $137,545      $134,677
                                                       --------      --------
                                                       --------      --------

9.   INCOME TAXES

     Following are the approximate effective blended tax rates for significant jurisdictions:

                  North America                              40%
                  Switzerland                                22%
                  Germany                                    64%
                  United Kingdom                             33%

     The above resulted in a worldwide effective blended tax rate of 40% for the quarter ended June 28, 1996. For the quarter ended June 27, 1997, no tax benefit has been provided with respect to any tax jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized.

10.  CONTINGENCIES

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

     In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester, Macedon and Bardstown facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date Unisys has handled all remediation efforts related to these properties. In connection with Nu-kote's acquisition of the worldwide hardcopy supplies business of Pelikan, Pelikan agreed to indemnify Nu-kote for certain pre-closing environmental liabilities. The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. As a result of the indemnifications from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

     This note contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which represent the Company's expectations or beliefs concerning the possible outcome of the various litigation matters described herein and estimates of the Company's liabilities associated with identified environmental matters. The Company cautions that the actual outcome of the various litigation matters could be affected by a number of factors beyond its control, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counter claims, and the scope of insurance coverage, and that the final resolution of such matters could differ materially from the Company's current evaluation of such matters. The Company further cautions that the statements regarding identified environmental matters are qualified by important factors that could cause the Company's actual liabilities to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any;
     (ii) the remedial action selected; (iii) the actual cleanup level required; (iv) changes in regulatory requirements; (v) the ability of other responsible parties, if any, to pay their respective shares; and
     (vi) any insurance recoveries.

11.  RESTRUCTURING EXPENSE

     Restructuring activities commenced during fiscal 1997 (the "1997 Restructuring") related primarily to the consolidation of impact product production into Scotland, Mexico and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Activity related to accrued restructuring costs for the 1997 Restructuring during the quarter ended June 27, 1997 is as follows:

                                     Amount                                        Amount
                                    Accrued at       Amount       Current        Accrued at
      Description of               Beginning of     Paid in        Period          End of
  Restructuring Expense              Quarter        Quarter        Accrual         Quarter
  ---------------------            ------------     -------       --------       ----------
Quarter Ended June 27, 1997:
  Severance                          $1,204         $  718         $  940          $1,426
  Lease cancellations                   430                                           430
  Facility maintenance
    and other                           247            697            683             233
                                     ------         ------         ------          ------
                                     $1,881         $1,415         $1,623          $2,089
                                     ------         ------         ------          ------
                                     ------         ------         ------          ------

     The Company estimates that an additional $3,400 of restructuring expenses will be recognized in the remainder of fiscal 1998. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts. Management currently anticipates completion in fiscal 1998.

     During fiscal 1996, the Company substantially completed the merger of its operations with those of the Pelikan Hardcopy Division, which was acquired in February 1995. That plan included, among other things, the closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; the termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations in Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies. The Company completed the merger activities in fiscal 1997.

     Activity related to accrued restructuring costs for the Pelikan merger during the quarters ended June 28, 1996 is as follows:


                                  Amount                       Amount
                                Accrued at       Amount      Accrued at
     Description of            Beginning of     Paid in        End of
  Restructuring Expense          Quarter        Quarter       Quarter
  ---------------------        ------------     -------      ----------
Quarter Ended June 28, 1996:
  Severance                        $ 71          $ 71           $  0
  Lease cancellations               425                          425
  Facility maintenance
   and other                        384            97            287
                                   ----          ----           ----
                                   $880          $168           $712
                                   ----          ----           ----
                                   ----          ----           ----

12.  NEW ACCOUNTING STANDARDS

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

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  QUARTER ENDED JUNE 27, 1997 COMPARED TO QUARTER ENDED JUNE 28, 1996

     Net sales for the quarter ended June 27, 1997 were $79.7 million, a decline of $7.7 million (8.8%) over the quarter ended June 28, 1996. For the quarter ended June 27, 1997, sales by North American entities were $42.0 million, an increase of $0.3 million, as compared to sales in the previous year period. Sales by European entities declined $8.1 million, or 18.0%, as compared to the previous year period and were $36.8 million. Sales of impact products in North America were up slightly as compared to the previous year period. Sales of toner products in North America declined by nearly 20%, but the decline in sales of theses products was offset by increases in sales of ink jet and laser printer products. Approximately $0.9 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to the continuing decline in sales of impact products of $5.0 million and an across the board decline in sales of non-impact products, principally in the German market place, of $2.2 million over the previous year period.

     Worldwide sales of non-impact supplies accounted for approximately 59% of total sales for the quarter ended June 27, 1997, compared to 57% of total sales in the quarter ended June 28, 1996. Sales of non-impact products as a percentage of worldwide sales increased largely because sales of impact products declined by $5.0 million (13.3%).

     In North America, sales of non-impact supplies amounted to $24.1 million in the quarter ended June 27, 1997, the same as in the previous year period, and represented 57% of total North American sales. Sales of non-impact supplies in Europe were $23.0 million in the quarter ended June 27, 1997 as compared to $25.8 million in the previous year period. Approximately $0.5 million of the decline in sales of non-impact products in Europe was due to exchange rate fluctuations. The balance of the decrease, $2.2 million, was due largely to a decline in sales of ink jet products in the German market place.

     Cost of sales were $63.9 million (80.2% of net sales) for the quarter ended June 27, 1997, compared to $62.2 million (71.2% of net sales) in the previous year period. Included in cost of sales for the quarter ended June 27, 1997 were $1.5 million (1.9% of net sales) of expenses resulting the transition of impact product production from the Company's German facility to the Company's facilities in Scotland, Mexico or China. In addition, gross margin was adversely impacted during the quarter by $1.9 million (2.4% of net sales), associated with increased customer allowances, rebates and outbound freight, principally in North America.

     For the quarter ended June 27, 1997, research and development expenses amounted to $1.8 million, (2.2% of net sales), as compared to $2.6 million (2.9% of net sales ) in the previous year period. All of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2% of net sales.

     Selling, general and administrative expenses were $14.7 million in the quarter ended June 27, 1997 as compared to $17.4 million in the previous year period. All of the reduction in these expenses resulted from the Company's implementation of worldwide expense reduction programs.

     Restructuring expenses amounted to $1.6 million in the current period and were in line with previous projections. These expenses related primarily to: (1) consolidating impact product production into Scotland, Mexico and China; (2) centralizing distribution primarily into Franklin, Tennessee and Duren, Germany; and (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Interest expense for the current fiscal quarter was $3.0 million, compared to $1.9 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

     For the quarter ended June 27, 1997, the Company provided a tax valuation allowance of approximately $2.4 million against certain deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the provisions of SFAS 109, the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported tax expense of $1.2 million in the previous year period.

     For the quarter ended June 27, 1997, the Company recognized a net loss of $6.0 million compared to net income of $1.8 million in the previous year period. The decrease in net income is directly attributable to the decrease in sales and the increased cost of goods sold as a percentage of sales combined with the restructuring charges and income tax valuation allowances discussed above.

  EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company policy to monitor currency exposures and enter into hedging arrangements to manage the company's exposure to currency fluctuations. The Company reported $0.2 million in exchange losses in the quarter ended June 27, 1997 as compared to $0.9 million in exchange gains in the previous year period.

  LIQUIDITY AND CASH FLOW

     For the quarter ended June 27, 1997 cash used by operations, primarily to fund increased inventory requirements amounted to $5.2 million. Capital expenditures, primarily related to manufacturing equipment were $1.4 million.

     As of August 4, 1997, borrowings outstanding under the Company's credit facilities amounted to $136.0 million, up $2.1 million from March 31, 1997. The Company had approximately $9.0 million available for future borrowings under the credit facilities.

     Management believes that working capital provided by operations and borrowings under the facilities will provide the Company with adequate cash flow to meet its obligations. However, if the Company fails to reduce its expenses as planned, incurs any unexpected costs, or fails to meet its revenue projections the Company could experience severe liquidity problems. In this regard it should be noted that the Company has been experiencing declining revenues for five of the last six fiscal quarters. If the Company experiences liquidity problems, it could be forced to delay its restructuring efforts which are critical to returning the Company to profitability, reduce its capital expenditures and/or reduce its research and development expenditures. Additionally, the Company could go into default under the bank loan agreements. No assurances can be given that the Company will be successful in efforts to address its cost structure issues or operate on a profitable basis in the long term.

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

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the

     Company. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

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

                        PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              See Item 3 - Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and Note 10 of Notes to Consolidated Financial Statements for the three month periods ended June 27, 1997 and June 28, 1996 included elsewhere in this report.

ITEM 2 - INAPPLICABLE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

              As of June 27, 1997, the Registrant was in technical default of its Amended and Restated Credit Agreement. The technical default involved the failure to meet certain financial covenants, for which the Registrant obtained waivers. On July 31, 1997 the Registrant entered into Second Amended and Restated Credit Agreements, as described in Item 5 below and in
Note 8 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1997, and is no longer in default upon its senior securities.

ITEM 4 - INAPPLICABLE

ITEM 5 - OTHER INFORMATION

              As reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, on July 31, 1997 the Registrant entered into Amended and Restated Credit Agreements with its lenders. These agreements are attached herein as Exhibits 10.1 through 10.5.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

             Exhibit 10.1 - Second Amended and Restated Credit Agreement
                            dated as of July 31, 1997 by and among Nu-kote International, Inc. as borrower, Nu-kote Holding, Inc. as Guarantor, the lenders listed on the signature page thereto as Lenders, and NationsBank of Texas, N.A. as Administrative Agent and Collateral Agent.

             Exhibit 10.2 - L6,275,000 - Third Amended and Restated Revolving
                            Credit Agreement dated July 31, 1997 between
                            Pelikan Scotland Limited as borrower, Barclays Bank PLC as Agent, NationsBank of Texas, N.A. as Collateral Agent and NationsBank of Texas, N.A. as Documentation Agent and Others.

             Exhibit 10.3 - CHF 50,000,000 - Third Amended and Restated
                            Revolving Credit Agreement dated July 31, 1997 between Pelikan Produktions AG and Pelikan Hardcopy (International) AG as borrower, Barclays Bank PLC as Agent, NationsBank of Texas, N.A. as Collateral Agent and NationsBank of Texas, N.A. as Documentation Agent and Others.

             Exhibit 10.4 - Warrant Agreement between Nu-kote Holding, Inc.
                            and the Warrantholders on the signature page thereof, dated as of July 31, 1997.

             Exhibit 10.5 - Registration Rights Agreement dated as of July 31,
                            1997 by and among Nu-kote Holding, Inc. and the Warrantholders listed on the signature page thereto.

             Exhibit 11.1 - Statement regarding computation of per share earnings.

             Exhibit 27   - Financial Data Schedule


         (b) Reports on Form 8-K.

             The registrant filed no reports on Form 8-K during the quarterly period ended June 27, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date      August 8, 1997                     /s/   Patrick E. Howard
      ---------------------                  ----------------------------------
                                             Patrick E. Howard
                                             Chief Executive Officer and
                                             Chief Operating Officer


Date     August 8, 1997                      /s/   Anthony G. Schmeck
      ---------------------                  ----------------------------------
                                             Anthony G. Schmeck
                                             Senior Vice President, Finance
                                             Corporate Controller and Secretary