Form 10-Q
period 1997-09-26
NU KOTE HOLDING INC /DE/
filed 1997-11-10
CIK 812423

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended     SEPTEMBER 26, 1997
--------------------------------------------------------------------------------

Commission file number              0-20287
--------------------------------------------------------------------------------

                             NU-KOTE HOLDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               16-1296153
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

17950 PRESTON ROAD, SUITE 690, DALLAS, TEXAS                       75252
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                               (972) 250-2785
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X     No
        ---       ---

Number of shares of common stock of registrant outstanding at November 5,
1997:
                       Class                                Outstanding
                       -----                                -----------
         Class A common stock $.01 par value                21,775,302

                              NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets as of
        September 26, 1997 and March 31, 1997                                 3

      Consolidated Statements of Operations and Retained
        Earnings (Accumulated Deficit) for the Three Month Periods
        Ended September 26, 1997 and September 27, 1996                       4

      Consolidated Statements of Operations and Retained
        Earnings (Accumulated Deficit) for the Six Month Periods
        Ended September 26, 1997 and September 27, 1996                       5

     Consolidated Statements of Cash Flows for the Six
        Month Periods Ended September 26, 1997
        and September 27, 1996                                                6

     Notes to Consolidated Financial Statements                               7

     Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  15


PART II - OTHER INFORMATION

     Other Information                                                       21

     Signature Page                                                          23

                 NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                              (UNAUDITED)


                                              September 26,      March 31,
                                                  1997             1997
                                              -------------      ---------

                                      ASSETS

Current assets:
   Cash and cash equivalents                    $  5,346         $ 12,275
   Accounts receivable, net                       66,964           71,024
   Receivables from related party                  3,030            3,694
   Inventories, net                               92,878           93,770
   Prepaid expenses                                8,327           10,452
   Deferred income taxes                           3,048            1,573
                                                --------         --------
            Total current assets                 179,593          192,788

Property, plant, and equipment, net               72,332           75,683
Other assets and deferred charges                  7,631            4,386
Assets held for sale                               4,482            4,482
Intangibles, net                                  18,744           19,698
                                                --------         --------
            Total assets                        $282,782         $297,037
                                                --------         --------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank loans and current portion of
    long-term debt                              $    857         $  1,135
   Accounts payable                               41,968           51,035
   Compensation related liabilities                5,936            6,500
   Other accrued liabilities                      45,644           37,726
                                                --------         --------
            Total current liabilities             94,405           96,396

Long-term debt, net of current maturities        138,395          134,677
Other liabilities                                 11,206            9,995
Deferred income taxes                              6,592            6,541
                                                --------         --------
            Total liabilities                    250,598          247,609
                                                --------         --------
Shareholders' equity:
   Preferred stock, $.01 par value,
    10,000,000 shares authorized; none issued
   Class A common stock, $.01 par value,
    40,000,000 shares authorized; 22,325,302
    shares issued                                    223              223
   Class B common stock, $.01 par value,
    15,000,000 shares authorized; none issued
   Additional paid-in capital                     92,610           91,605
   Accumulated deficit                           (53,150)         (36,610)
   Foreign currency translation adjustment        (7,273)          (5,564)
   Treasury stock, at cost, 550,000 shares          (226)            (226)
                                                --------         --------
            Total shareholders' equity            32,184           49,428
                                                --------         --------
              Total liabilities and
               shareholders' equity             $282,782         $297,037
                                                --------         --------
                                                --------         --------

               The accompanying notes are an integral part
                of the consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
            FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 26, 1997
                            AND SEPTEMBER 27, 1996
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                             September 26,   September 27,
                                                 1997            1996
                                             -------------   -------------

Net sales                                   $    72,688     $    86,241

Cost of sales                                    60,140          65,533
                                            -----------     -----------
          Gross margin                           12,548          20,708
Selling, general and administrative
 expenses                                        14,084          15,656
Research and development expenses                 1,830           2,571
Restructuring expense                             1,194           4,635
                                            -----------     -----------
          Operating loss                         (4,560)         (2,154)
Interest expense                                  3,612           2,156
Other income items, net                            (496)           (382)
                                            -----------     -----------
Loss before income taxes and
 extraordinary item                              (7,676)         (3,928)
Provision (benefit) for income taxes                342          (1,596)
                                            -----------     -----------
Loss before extraordinary item                   (8,018)         (2,332)
Extraordinary loss arising from
 early extinguishment of indebtedness             2,550
                                            -----------     -----------
          Net loss                              (10,568)         (2,332)
                                            -----------     -----------
Retained earnings (accumulated
  deficit) - Beginning of period                (42,582)         14,837
                                            -----------     -----------
Retained earnings (accumulated
 deficit) - End of period                   $   (53,150)    $    12,505
                                            -----------     -----------
                                            -----------     -----------
Net loss per share of common stock:
          Loss before extraordinary
           item                             $      (.37)    $      (.11)
          Extraordinary loss                       (.12)
                                            -----------     -----------
          Net loss                          $      (.49)    $      (.11)
                                            -----------     -----------
                                            -----------     -----------

Weighted average shares outstanding
                                             21,775,302      21,775,302
                                            -----------     -----------
                                            -----------     -----------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
               FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997
                            AND SEPTEMBER 27, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                              September 26,   September 27,
                                                  1997            1996
                                              ------------    ------------
Net sales                                      $  152,415      $  173,698
Cost of sales                                     124,084         127,763
                                               ----------      ----------
     Gross margin                                  28,331          45,935

Selling, general and administrative expenses       28,774          33,026
Research and development expenses                   3,618           5,131
Restructuring expense                               2,817           5,780
                                               ----------      ----------
     Operating income (loss)                       (6,878)          1,998

Interest expense                                    6,577           4,024
Other (income) expense items, net                     193          (1,093)
                                               ----------      ----------
Loss before income taxes and
  extraordinary item                              (13,648)           (933)
Provision (benefit) for income taxes                 (342)           (396)
                                               ----------      ----------
Loss before extraordinary item                    (13,990)           (537)

Extraordinary loss arising from
  early extinguishment of indebtedness              2,550
                                               ----------      ----------
     Net loss                                     (16,540)           (537)
                                               ----------      ----------
Retained earnings (accumulated deficit) -
  Beginning of period                             (36,610)        (13,042)
                                               ----------      ----------
Retained earnings (accumulated deficit) -
  End of period                                $  (53,150)     $  (12,505)
                                               ----------      ----------
                                               ----------      ----------
Net loss per share of common stock:
     Loss before extraordinary item            $     (.64)     $     (.02)
     Extraordinary loss                              (.12)
                                               ----------      ----------
     Net loss                                  $     (.76)     $     (.02)
                                               ----------      ----------
                                               ----------      ----------
Weighted average shares outstanding            21,775,302      21,759,921
                                               ----------      ----------
                                               ----------      ----------


              The accompanying notes are an integral part of the
                     consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 26, 1997 AND
                               SEPTEMBER 27, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               (Unaudited)
                                     --------------------------------
                                     September 26,      September 27,
                                         1997               1996
                                     -------------      -------------
Cash flows from operating activities:
  Net loss                           $ (16,540)        $  (537)
  Adjustments to reconcile net
    income to net cash provided by
     (used in) operating activities:
    Extraordinary loss from early
     extinguishment of debt              2,550
    Exchange (gains) losses                203          (1,066)
    Depreciation and amortization        7,009           6,671
    Deferred income taxes               (1,369)           (537)
    Tax benefit from exercise of
      stock options                                         75
    Other                                  (56)         (1,762)
  Changes in working capital:
    Accounts receivable                  4,724           9,043
    Inventories                            892          (1,936)
    Prepaid expenses                     2,125          (3,262)
    Accounts payable                    (9,173)         (6,531)
    Compensation related liabilities      (564)           (331)
    Other accrued liabilities            9,261           2,908
    Cash paid for restructuring         (2,882)         (3,373)
                                     ---------      ----------
        Net cash used in operating
          activities                    (3,820)           (638)
                                     ---------      ----------
Cash flows from investing activities:
  Purchase of property, plant and
    equipment                           (2,817)         (6,145)
  Sale of property, plant and
    equipment                               50             556
                                     ---------      ----------
         Net cash used in investing
           activities                   (2,767)         (5,589)
                                     ---------      ----------
Cash flows from financing activities:
  Borrowings on long-term debt and
   other loans                          15,463          50,651
  Payments on long-term debt and
   other loans                         (11,483)        (43,863)
  Payments of financing costs           (2,559)
  Exercise of stock options                                337
                                     ---------      ----------
         Net cash provided by
          financing activities           1,421           7,125
                                     ---------      ----------
Effect of exchange rate changes
 on cash                                (1,763)         (2,182)
                                     ---------      ----------
Net decrease in cash                    (6,929)         (1,284)
Cash and cash equivalents at
  beginning of period                   12,275           6,540
                                     ---------      ----------
Cash and cash equivalents at end
  of period                            $ 5,346         $ 5,256
                                     ---------      ----------
                                     ---------      ----------
Excluded from the consolidated
 statements of cash flows
 was the effect of non-cash
 financing activities related
 to the issuance of stock
 warrants                              $ 1,005
                                     ---------
                                     ---------

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

    The consolidated balance sheet as of September 26, 1997 and the related consolidated statements of operations and retained earnings (accumulated deficit) for the three and six month periods and consolidated statements of cash flows for the six month periods ended September 26, 1997 and September 27, 1996 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

    The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  NET LOSS PER SHARE OF COMMON STOCK

    Net loss per share of common stock for the three and six month periods ended September 26, 1997 and September 27, 1996 is based on the weighted average number of common shares outstanding during the period and the effect of considering common stock equivalents (stock options and warrants) under the treasury stock method. Primary and fully diluted net loss per share of common stock are the same and, therefore, are not shown separately.

3.  ACCOUNTS RECEIVABLE

    Accounts receivable are reflected net of allowances for doubtful accounts of $4,153 and $3,741 at September 26, 1997 and March 31, 1997, respectively.

4.  INVENTORIES

    Inventories consist of the following:




                                           September 26,  March 31,
                                               1997         1997
                                           -------------  ---------

        Raw materials                         $39,162      $36,847
        Work-in-process                        14,149       12,354
        Finished goods                         39,567       44,569
                                              -------      -------
              Total                           $92,878      $93,770
                                              -------      -------
                                              -------      -------

    Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at September 26, 1997. The amounts at March 31, 1997 are based upon the audited balance sheet at that date.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost and consists of the following components:

                                            September 26,  March 31,
                                                1997         1997
                                            -------------  ---------
        Land                                  $  4,477     $  4,477
        Buildings and improvements              19,417       19,417
        Machinery and equipment                 82,156       80,490
                                              --------     --------
                                               106,050      104,384
        Less accumulated depreciation          (33,718)     (28,701)
                                              --------     --------
              Total                           $ 72,332     $ 75,683
                                              --------     --------
                                              --------     --------

    Depreciation expense amounted to $2,584 and $2,859 for the three month periods and $5,429 and $5,170 for the six month periods ended September 26, 1997 and September 27, 1996, respectively.

6.  INTANGIBLE ASSETS

    Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:


                                       Amortization  September 26,  March 31,
                                          Period         1997         1997
                                       ------------  -------------  ---------
         Goodwill                        20 years      $ 9,880       $ 9,880
         Covenants-not-to-compete       3-5 years        5,636         5,636
         Trademark                       40 years        9,269         9,269
         Technology license               8 years        1,272         1,272
                                                       -------       -------
                                                        26,057        26,057
         Less accumulated amortization                  (7,313)       (6,359)
                                                       -------       -------
         Total                                         $18,744       $19,698
                                                       -------       -------
                                                       -------       -------

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

7.  LINE OF CREDIT

    The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $454 and $603 at September 26, 1997 and March 31, 1997, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. Average interest rates at September 26, 1997 and March 31, 1997 were 16.7% and 17.5%, respectively.

8.  LONG-TERM DEBT

    Long-term debt of the Company consists of the following:

                                           September 26,  March 31,
                                               1997         1997
                                           -------------  ---------

        Revolving lines of credit            $137,635     $133,917
        Other items                             1,163        1,292
                                             --------     --------
                                              138,798      135,209
        Less current portion                     (403)       (532)
                                             --------     --------
        Long-term debt, net of current
         portion                             $138,395     $134,677
                                             --------     --------
                                             --------     --------

9.   INCOME TAXES

Following are the approximate effective blended tax rates for significant jurisdictions:

            North America          40 %
            Switzerland            22 %
            Germany                64 %
            United Kingdom         33 %

The above resulted in a worldwide effective blended tax rate of 41% and 42% for the three and six month periods ended September 27, 1996, respectively. For the six months ended and quarter ended September 26, 1997, no tax benefit has been provided with respect to any jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized. Additionally, a provision has been made in the amount of $342 for income taxes in certain foreign jurisdictions.

10.  CONTINGENCIES

Three original equipment manufacturers filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, trade dress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, court costs and attorney's fees. The complaint in one of the cases has been amended to name Nu-kote and Pelikan Produktions A.G. as defendants. All of the lawsuits are in the discovery stage, and in management's opinion the potential losses related to these cases are not reasonably estimable. All of the cases are being vigorously contested, and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. In one of these cases NII's Motion for Summary Judgment of the unenforceability of four of the plaintiff's utility patents was granted although a Motion for reconsideration with respect to the ruling is pending before the court that granted the motion.

On May 9, 1997 Daniel M. Kerrane, a former officer and director of the Company, filed suit against the Company in Texas State District Court. He alleges that his Supplemental Employment Agreement with the Company entitled him to terminate his employment and receive a lump sum severance payment because the Company "substantially reduced" his authorities, powers and duties in April, 1997. Mr. Kerrane is seeking damages of $8,000 and injunctive relief. The Company is vigorously defending this lawsuit.

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

In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester, Macedon and Bardstown facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date Unisys has handled all remediation efforts related to these properties. In connection with Nu-kote's acquisition of the worldwide hardcopy supplies business of Pelikan, Pelikan agreed to indemnify Nu-kote for certain pre-closing environmental liabilities. The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. As a result of the indemnification's from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

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

Activity related to accrued restructuring costs for the 1997 Restructuring during the three and six month periods ended September 26, 1997 are as follows:

                               Amount                            Amount
                             Accrued at   Amount                Accrued at
   Description of           Beginning of  Paid in   Additional    End of
 Restructuring Expense         Period     Period    Provision     Period
 ---------------------      ------------  -------   ----------  ----------

Three Months Ended
 September 26, 1997:
   Severance                  $ 1,426    $   737      $   464    $ 1,153
   Lease cancellations            430                                430
   Facility maintenance
    and other                     233        730          730        233
                              -------    -------      -------    -------
                              $ 2,089    $ 1,467      $ 1,194    $ 1,816
                              -------    -------      -------    -------
                              -------    -------      -------    -------


                               Amount                            Amount
                             Accrued at   Amount                Accrued at
   Description of           Beginning of  Paid in   Additional    End of
 Restructuring Expense         Period     Period    Provision     Period
 ---------------------      ------------  -------   ----------  ----------

Six Months Ended
 September 26, 1997:
   Severance                  $ 1,204    $ 1,455     $ 1,404     $ 1,153
   Lease cancellations            430                                430
   Facility maintenance
    and other                     247      1,427     $ 1,413         233
                              -------    -------     -------     -------
                              $ 1,881    $ 2,882     $ 2,817     $ 1,816
                              -------    -------     -------     -------
                              -------    -------     -------     -------

The Company estimates that an additional $2,200 of restructuring expenses will be recognized in the remainder of fiscal 1998. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts. Management currently anticipates completion in fiscal 1998.

During fiscal 1996, the Company substantially completed the merger of its operations with those of the Pelikan Hardcopy Division, which was acquired in February 1995. That plan included, among other things, the closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; the termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in

Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations is Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies. The Company completed the merger activities in fiscal 1997.

Activity related to accrued restructuring costs for the Pelikan merger during the three and six month periods ended September 27, 1996 are as follows:

                               Amount                             Amount
                             Accrued at   Amount                Accrued at
   Description of           Beginning of  Paid in   Additional    End of
 Restructuring Expense         Period     Period    Provision     Period
 ---------------------      ------------  -------   ----------  ----------

Three Months Ended
 September 27, 1996:
   Severance                   $   0      $         $ 2,693    $ 2,693
   Lease cancellations           425         40                    385
   Facility maintenance
    and other                    287         78                    209
                                -----     -----     -------    -------
                               $ 712      $ 118     $ 2,693    $ 3,287
                               -----      -----     -------    -------
                               -----      -----     -------    -------


                               Amount                             Amount
                             Accrued at   Amount                Accrued at
   Description of           Beginning of  Paid in   Additional    End of
 Restructuring Expense         Period     Period    Provision     Period
 ---------------------      ------------  -------   ----------  ----------

Six Months Ended
 September 27, 1996:
   Severance                  $  71        $  71    $ 2,693    $ 2,693
   Lease cancellations          425           40                   385
   Facility maintenance
    and other                   384          175                   209
                              -----        -----    -------    -------
                              $ 880        $ 286    $ 2,693    $ 3,287
                              -----        -----    -------    -------
                              -----        -----    -------    -------

12.  NEW ACCOUNTING STANDARDS

     During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements in periods after December 15, 1997. The Company's analysis of this new standard indicates that the standard will not have a material impact on the Company's calculation of fully diluted earnings per share.

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

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. the standards are effective for financial statements for fiscal years beginning after December 15, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  QUARTER ENDED SEPTEMBER 26, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 27, 1996

     Net sales for the quarter ended September 26, 1997 were $72.7 million, a decline of $13.6 million (15.7%) over the quarter ended September 27, 1996. For the quarter ended September 26, 1997, sales by North American entities were $39.4 million, a decline of $5.3 million or 11.9%, as compared to sales in the previous year period. Sales by European entities declined $8.4 million, or 20.6%, as compared to the previous year period and were $32.4 million. Nearly all of the decline in sales by North American entities was due to the $4.4 million, or 49.4%, decline in sales of ink jet products which resulted from an across the board decline in sales of ink jet products combined with the fact that current quarter sales are sales of units with a lower average sell price versus sales in the previous year period. Approximately $0.6 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to the continuing decline in sales of impact products of $7.5 million and a slight across the board decline in sales of non-impact products, principally in the German market place, of $0.3 million over the previous year period.

     Worldwide sales of non-impact supplies accounted for approximately 61% of total sales for the quarter ended September 26, 1997, compared to 57% of total sales in the quarter ended September 27, 1996. Sales of non-impact products as a percentage of worldwide sales increased largely because sales of impact products declined by $9.0 million (24.3%).

     In North America, sales of non-impact supplies amounted to $21.5 million in the quarter ended September 26, 1997, down $4.1 million or 16% as compared to the previous year period, and represented 55% of total North American sales. As previously noted, all of this decline was attributed to a decline in sales of ink jet products. Sales of non-impact supplies in Europe were $23.1 million in the quarter ended September 26, 1997 as compared to $23.6 million in the previous year period.

     Cost of sales were $60.1 million (82.7% of net sales) for the quarter ended September 26, 1997, compared to $65.5 million (76.0% of net sales) in the previous year period. Included in cost of sales for the quarter ended September 26, 1997 were $1.7 million (2.4% of net sales) of expenses incurred because the Company had not completed the transition of impact product production from the Company's German facility to the Company's facilities in Scotland, Mexico or China. In addition, gross margin was adversely impacted during the quarter by $1.0 million (1.4% of net sales), associated with increased customer allowances and customer rebates in both North America and Europe.

     For the quarter ended September 26, 1997, research and development expenses amounted to $1.8 million, (2.5% of net sales), as compared to $2.6 million (3.0% of net sales) in the previous year period. All of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2% of net sales.

     Selling, general and administrative expenses were $14.1 million in the quarter ended September 26, 1997 as compared to $15.6 million in the previous year period. All of the reduction in these expenses resulted from the Company's implementation of worldwide expense reduction programs.

     Restructuring expenses amounted to $1.2 million in the current period and were in line with previous projections. These expenses related primarily to: (1) consolidating impact product production into Scotland, Mexico and China; (2) centralizing distribution primarily into Franklin, Tennessee and Duren, Germany; and (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Interest expense for the current fiscal quarter was $3.6 million, compared to $2.2 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

     For the quarter ended September 26, 1997, the Company increased its tax valuation allowance by approximately $4.1 million for certain deferred tax assets generated during the quarter. Under the provisions of SFAS 109, the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported tax benefit of $1.6 million in the previous year period.

     For the quarter ended September 26, 1997, the Company recognized a net loss of $10.6 million compared to a net loss of $2.3 million in the previous year period. The increase in net loss is directly attributable to: (1) the recognition of an extraordinary charge resulting from the early extinguishment of debt of $2.6 million; (2) the decrease in sales and the increased cost of goods sold as a percentage of sales; and (3) the restructuring charges, higher interest expense and income tax valuation allowances discussed above.


SIX MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 1996

     Net sales for the six months ended September 26, 1997 were $152.4 million, a decline of $21.3 million (12.3%) over the six months ended September 27, 1996. For the six months ended September 26, 1997, sales by North American entities were $81.4 million, a decline of $5.0 million or 5.8%, as compared to sales in the previous year period. Sales by European entities declined $16.5 million, or 19.3%, as compared to the previous year period and were $69.2 million. Sales of ink jet products in North America declined $4.1 million or 28.7% as a result of an across the board decline in sales of ink jet products combined with the fact that current period sales were sales of units with a lower average sell price versus sales in the previous year period. Sales of impact products, toners and laser cartridges and components in North America were down slightly as compared to the previous year period. Approximately $1.5 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to the continuing decline in sales of impact products of $12.4 million and a slight across the board decline in sales of non-impact products, principally in the German market place, of $2.6 million over the previous year period.

     Worldwide sales of non-impact supplies accounted for approximately 60% of total sales for the six months ended September 26, 1997, compared to 57% of total sales in the six months ended September 27, 1996. Sales of non-impact products as a percentage of worldwide sales increased largely because sales of impact products declined by $14.0 million (18.7%).

     In North America, sales of non-impact supplies amounted to $45.6 million in the six months ended September 26, 1997, down $4.1 million or 8.2% as compared to the previous year period, and represented 56% of total North American sales. Sales of non-impact supplies in Europe were $46.1 million in the six months ended September 26, 1997 as compared to $49.4 million in the previous year period. All of the decline in sales of non-impact products in Europe was due to exchange rate fluctuations.

     Cost of sales were $124.1 million (81.4% of net sales) for the six months ended September 26, 1997, compared to $127.8 million (73.6% of net sales) in the previous year period. Included in cost of sales for the six months ended September 26, 1997 were $3.2 million (2.1% of net sales) of expenses incurred because the Company had not completed the transition of impact product production from the Company's German facility to the Company's facilities in Scotland, Mexico or China. In addition, gross margin was adversely impacted during the current period by $2.8 million (1.8% of net sales), associated with increased customer allowances, rebates and outbound freight, principally in North America.

     For the six months ended September 26, 1997, research and development expenses amounted to $3.6 million, (2.4% of net sales), as compared to $5.1 million (3.0% of net sales) in the previous year period. All of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2% of net sales.

     Selling, general and administrative expenses were $28.8 million in the six months ended September 26, 1997 as compared to $33.0 million in the previous year period. All of the reduction in these expenses resulted from the Company's implementation of worldwide expense reduction programs.

     Restructuring expenses amounted to $2.8 million in the current period and were in line with previous projections. These expenses related primarily to: (1) consolidating impact product production into Scotland, Mexico and China; (2) centralizing distribution primarily into Franklin, Tennessee and Duren, Germany; and
     (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Interest expense for the current fiscal period was $6.6 million, compared to $4.0 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

     For the six months ended September 26, 1997, the Company increased its tax valuation allowance by approximately $6.5 million for certain deferred tax assets generated during the period. Under the provisions of SFAS 109, the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported tax benefit of $0.4 million in the previous year period.

     For the six months ended September 26, 1997, the Company recognized a net loss of $16.5 million compared to a net loss of $0.5 million in the previous year period. The increase in net loss is directly attributable to: (1) the recognition of an extraordinary charge resulting from the early extinguishment of debt of $2.6 million; (2) the decrease in sales and the increased cost of goods sold as a percentage of sales; and (3) the restructuring charges, higher interest expense and income tax valuation allowances discussed above.


EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

     Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported $0.2 million in exchange losses and $1.1 million in exchange gains in the six months ended September 26, 1997 and September 27, 1996, respectively.


LIQUIDITY AND CASH FLOW

     For the six months ended September 26, 1997, the Company used $3.8 million in cash for operations, primarily to fund reductions of accounts payable and restructuring expenses plus $6.0 for interest payments and $2.8 million for capital expenditures. As of November 4, 1997, borrowings outstanding under the Company's credit facilities amounted to $141.6 million, up $7.7 million from March 31, 1997. As of November 4, 1997, the Company had approximately $2.0 million available for future borrowings under the credit facilities.

     The Company's sources of liquidity and capital include cash provided by operating activities and borrowings under the Company's credit facility. The Company has experienced declining revenues and this has negatively impacted the cash from operations. As a result, management believes that the Company may not have adequate sources of cash to meet its near term obligations.
     The Company has engaged BT Alex Brown Incorporated to evaluate its strategic alternatives; to assist the Company in evaluating potential divestitures, candidates for business combinations; and to assist the Company in raising new equity capital. Additionally, the Company is continuing its efforts to sell non-essential assets and reduce inventories. There can be no assurance that any of these options will provide the Company with adequate cash to meet its near term obligations.

NEW ACCOUNTING STANDARDS

     During March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share. The disclosure requirements of SFAS No. 128 will be effective for the Company's financial statements in periods after December 15, 1997.

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

     During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company. the standards are effective for financial statements for fiscal years beginning after December 15, 1997.


CAUTIONARY STATEMENT

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, new plant startups and the regulatory and trade environment.

                              PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

              See Item 3 - Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and Note 10 of Notes to Consolidated Financial Statements for the three and six month periods ended September 26, 1997 and September 27, 1996 included elsewhere in this report.

ITEMS 2 - 3   INAPPLICABLE

ITEM 4 -      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a)  The registrant's annual meeting of shareholders was held on September 25, 1997 (the "Annual Meeting").

              (b)  See item (c) below.

              (c) The following matters were considered at the Annual Meeting and approved by the votes indicated:

                   (i) Each of the following nominees was elected to the Board of Directors of the registrant:

                                                   Votes For    Votes Withheld
                                                   ---------    --------------
                        Donald A. Bolke           13,903,560         98,705
                        David F. Brigante         11,372,760      2,629,505
                        Brian D. Finn             13,907,460         94,805
                        Patrick E. Howard         13,909,360         92,905
                        John P. Rochon            13,909,560         92,705

                   (ii) The appointment of Coopers & Lybrand L.L.P. as the
                        registrant's independent auditors for the fiscal year ending March 31, 1998 was ratified at the Annual Meeting by a vote of 11,427,377shares "For", 47,525 shares "Against" and 2,527,363 shares "Abstain".

              (d)  Inapplicable.

ITEM 5-       INAPPLICABLE

ITEM 6-       EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits.

                   Exhibit 11.1 - Statement regarding computation of per
                                  share earnings.

                   Exhibit 27   - Financial Data Schedule

              (b)  Reports on Form 8-K.

                   The registrant filed no reports on Form 8-K during the quarterly period ended September 26, 1997.

                                       SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




     Date      November 7, 1997             /s/   Patrick E. Howard
          ---------------------------       ----------------------------
                                            Patrick E. Howard
                                            Chief Executive Officer



     Date     November 7, 1997              /s/   Anthony G. Schmeck
          ---------------------------       ----------------------------
                                            Anthony G. Schmeck
                                            Senior Vice President, Finance
                                            Corporate Controller and Secretary