Form 10-Q/A
period 1997-09-26
NU KOTE HOLDING INC /DE/
filed 1997-12-01
CIK 812423

                                   FORM 10-Q
                               (Amendment No. 1)
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
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                              September 26,   September 27,
                                                  1997            1996
                                              ------------    ------------
Net sales                                      $  152,415      $  173,698
Cost of sales                                     124,084         127,763
                                               ----------      ----------
     Gross margin                                  28,331          45,935

Selling, general and administrative expenses       28,774          33,026
Research and development expenses                   3,618           5,131
Restructuring expense                               2,817           5,780
                                               ----------      ----------
     Operating income (loss)                       (6,878)          1,998

Interest expense                                    6,577           4,024
Other (income) expense items, net                     193          (1,093)
                                               ----------      ----------
Loss before income taxes and
  extraordinary item                              (13,648)           (933)
Provision (benefit) for income taxes                  342            (396)
                                               ----------      ----------
Loss before extraordinary item                    (13,990)           (537)

Extraordinary loss arising from
  early extinguishment of indebtedness              2,550
                                               ----------      ----------
     Net loss                                     (16,540)           (537)
                                               ----------      ----------
Retained earnings (accumulated deficit) -
  Beginning of period                             (36,610)         13,042
                                               ----------      ----------
Retained earnings (accumulated deficit) -
  End of period                                $  (53,150)     $   12,505
                                               ----------      ----------
                                               ----------      ----------
Net loss per share of common stock:
     Loss before extraordinary item            $     (.64)     $     (.02)
     Extraordinary loss                              (.12)
                                               ----------      ----------
     Net loss                                  $     (.76)     $     (.02)
                                               ----------      ----------
                                               ----------      ----------
Weighted average shares outstanding            21,775,302      21,759,921
                                               ----------      ----------
                                               ----------      ----------


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




     Date      December 1, 1997             /s/   Patrick E. Howard
          ---------------------------       ----------------------------
                                            Patrick E. Howard
                                            Chief Executive Officer



     Date     December 1, 1997              /s/   Anthony G. Schmeck
          ---------------------------       ----------------------------
                                            Anthony G. Schmeck
                                            Senior Vice President, Finance
                                            Corporate Controller and Secretary