Form 10-Q
period 1997-12-26
NU KOTE HOLDING INC /DE/
filed 1998-02-09
CIK 812423

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

     For quarterly period ended          DECEMBER 26, 1997
     ---------------------------------------------------------------------

     Commission file number                  0-20287
     ---------------------------------------------------------------------

                            NU-KOTE HOLDING, INC.
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 DELAWARE                                    16-1296153
     ---------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)


     17950 PRESTON ROAD, SUITE 690, DALLAS, TEXAS              75252
     ---------------------------------------------------------------------
     (Address of principal executive offices               (Zip Code)


                                (972) 250-2785
     ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

     Number of shares of common stock of registrant outstanding at February 5, 1998:

                       Class                                    Outstanding
                       -----                                    -----------
       Class A common stock $.01 par value                      21,775,302

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS

                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

       Consolidated Balance Sheets as of
             December 26, 1997 and March 31, 1997                                  3

       Consolidated Statements of Operations and Retained
             Earnings (Accumulated Deficit) for the Three
             Month Periods Ended December 26, 1997 and
             December 27, 1996                                                     4

       Consolidated Statements of Operations and Retained
             Earnings (Accumulated Deficit) for the Nine
             Month Periods Ended December 26, 1997 and
             December 27, 1996                                                     5

       Consolidated Statements of Cash Flows for the Nine
             Month Periods Ended December 26, 1997
             and December 27, 1996                                                 6

       Notes to Consolidated Financial Statements                                  7

       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  16

PART II - OTHER INFORMATION

       Other Information                                                          23

       Signature Page                                                             25

                      NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                  December 26,   March 31,
                                                                     1997          1997
                                                                 ------------   ----------
                             ASSETS

Current assets:
    Cash and cash equivalents                                      $  11,683    $  12,275
    Accounts receivable, net                                          55,357       71,024
    Receivables from related party                                     3,249        3,694
    Inventories, net                                                  87,238       93,770
    Prepaid expenses                                                   8,982       10,452
    Deferred income taxes                                                180        1,573
                                                                   ---------    ---------

           Total current assets                                      166,689      192,788

Property, plant, and equipment, net                                   70,120       75,683
Other assets and deferred charges                                      7,281        4,386
Assets held for sale                                                   2,959        4,482
Intangibles, net                                                      15,480       19,698
                                                                   ---------    ---------

             Total assets                                          $ 262,529    $ 297,037
                                                                   ---------    ---------
                                                                   ---------    ---------

              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Bank loans, current maturities of long-term debt and
     long-term debt  subject to acceleration                       $ 144,558    $   1,135
    Accounts payable                                                  38,331       51,035
    Compensation related liabilities                                   4,734        6,500
    Other accrued liabilities                                         44,181       37,726
                                                                   ---------    ---------

           Total current liabilities                                 231,804       96,396

Long-term debt, net of current maturities and portion subject
  to acceleration                                                                 134,677
Other liabilities                                                      8,912        9,995
Deferred income taxes                                                  6,307        6,541
                                                                   ---------    ---------

           Total liabilities                                         247,023      247,609
                                                                   ---------    ---------

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized;
      none issued
    Class A common stock, $.01 par value, 40,000,000 shares
      authorized;  22,325,302 shares issued; 21,775,302 shares
      outstanding                                                        223          223
    Class B common stock, $.01 par value, 15,000,000 shares
      authorized; none issued
    Additional paid-in capital                                        92,610       91,605
    Accumulated deficit                                              (68,130)     (36,610)
    Foreign currency translation adjustments                          (8,971)      (5,564)
    Treasury stock, at cost, 550,000 shares                             (226)        (226)
                                                                   ---------    ---------

           Total shareholders' equity                                 15,506       49,428
                                                                   ---------    ---------

             Total liabilities and shareholders' equity            $ 262,529    $ 297,037
                                                                   ---------    ---------
                                                                   ---------    ---------


 The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
              FOR THE THREE MONTH PERIODS ENDED DECEMBER 26, 1997
                             AND DECEMBER 27, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                   December 26,     December 27,
                                                       1997             1996
                                                  -------------    -------------
Net sales                                         $     70,755     $     82,923
Cost of sales                                           61,140           67,568
                                                  -------------    -------------

           Gross margin                                  9,615           15,355

Selling, general and administrative expenses            14,158           15,387
Research and development expenses                        1,505            2,517
Provision for loss on sale of division                   4,061
Restructuring expense                                      488            2,031
                                                  -------------    -------------

           Operating loss                              (10,597)          (4,580)

Interest expense                                         3,513            1,990
Other expense items, net                                    85              158
                                                  -------------    -------------

Loss before income taxes                               (14,195)          (6,728)
Provision (benefit) for income taxes                       785           (2,699)
                                                  -------------    -------------

           Net loss                                    (14,980)          (4,029)

Retained earnings (accumulated deficit) -
  Beginning of period                                  (53,150)          12,505
                                                  -------------    -------------

Retained earnings (accumulated deficit) - End
  of period                                       $    (68,130)    $      8,476
                                                  -------------    -------------
                                                  -------------    -------------


Net loss per share of common stock (basic and
  diluted)                                               (0.69)    $      (0.19)
                                                  -------------    -------------
                                                  -------------    -------------


Weighted average shares outstanding                 21,775,302       21,775,302
                                                  -------------    -------------
                                                  -------------    -------------


   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
               FOR THE NINE MONTH PERIODS ENDED DECEMBER 26, 1997
                             AND DECEMBER 27, 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                               December 26,    December 27,
                                                                  1997           1996
                                                               -------------  -------------
Net sales                                                      $    223,170    $    256,621
Cost of sales                                                       185,224         195,331
                                                               -------------  -------------

           Gross margin                                              37,946          61,290

Selling, general and administrative expenses                         42,932          48,413
Research and development expenses                                     5,123           7,648
Provision for loss on sale of division                                4,061
Restructuring expense                                                 3,305           7,811
                                                               -------------  -------------

           Operating loss                                           (17,475)         (2,582)

Interest expense                                                     10,090           6,014
Other (income) expense items, net                                       278            (935)
                                                               -------------  -------------

Loss before income taxes and extraordinary item                     (27,843)         (7,661)
Provision (benefit) for income taxes                                  1,127          (3,095)
                                                               -------------  -------------

Loss before extraordinary item                                      (28,970)         (4,566)

Extraordinary item arising from early
  extinguishment of debt                                             (2,550)
                                                               -------------  -------------

           Net loss                                                 (31,520)         (4,566)

Retained earnings (accumulated deficit) -
  Beginning of period                                               (36,610)         13,042
                                                               -------------  -------------

Retained earnings (accumulated deficit) - End
  of period                                                    $    (68,130)   $      8,476
                                                               -------------  -------------
                                                               -------------  -------------

Net loss per share of common stock (basic and diluted):
           Loss before extraordinary item                      $      (1.33)   $      (0.21)
           Extraordinary item                                         (0.12)
                                                               -------------  -------------
           Net loss                                            $      (1.45)   $      (0.21)
                                                               -------------  -------------
                                                               -------------  -------------


Weighted average shares outstanding                              21,775,302      21,764,239
                                                               -------------  -------------
                                                               -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                  NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTH PERIODS ENDED DECEMBER 26, 1997
                           AND DECEMBER 27, 1996
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          (Unaudited)
                                                 ------------------------------
                                                  December 26,     December 27,
                                                      1997             1996
                                                 -------------    -------------
Cash flows from operating activities:
    Net loss                                     $    (31,520)    $     (4,566)
    Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
      Extraordinary loss from early
        extinguishment of debt                          2,550
      Provision for loss on sale of division            4,061
      Exchange gains                                     (204)          (1,066)
      Depreciation and amortization                    10,459            9,849
      Deferred income taxes                             1,159              (82)
      Tax benefit from exercise of stock
        options                                                             75
      Other                                            (3,547)          (5,187)
    Changes in working capital:
      Accounts receivable                              14,288           24,293
      Inventories                                       4,638            6,594
      Prepaid expenses                                  1,470           (3,528)
      Accounts payable                                (10,300)          (4,725)
      Compensation related liabilities                 (1,766)          (7,242)
      Other accrued liabilities                        10,197           (6,429)
      Cash paid for restructuring                      (3,742)          (8,572)
                                                 -------------    -------------

           Net cash used in operating
               activities                              (2,257)            (586)
                                                 -------------    -------------

Cash flows from investing activities:
    Purchase of property, plant and equipment          (4,381)          (8,065)
    Sale of property, plant and equipment               2,699              715
                                                 -------------    -------------

           Net cash used in investing
               activities                              (1,682)          (7,350)
                                                 -------------    -------------

Cash flows from financing activities:
    Borrowings on long-term debt and other
        loans                                          21,463          100,139
    Payments on long-term debt and other loans        (13,290)         (91,632)
    Payments of financing costs                        (2,559)
    Exercise of stock options                                              338
                                                 -------------    -------------

           Net cash provided by financing
               activities                               5,614            8,845
                                                 -------------    -------------

Effect of exchange rate changes on cash                (2,267)          (2,782)
                                                 -------------    -------------

Net decrease in cash                                     (592)          (1,873)

Cash and cash equivalents at beginning of
    period                                             12,275            6,540
                                                 -------------    -------------

Cash and cash equivalents at end of period       $     11,683     $      4,667
                                                 -------------    -------------
                                                 -------------    -------------

Excluded from the consolidated statements of
      cash flows was the effect of non-cash
      financing activities related to the
      issuance of stock warrants                 $      1,005
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

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.      THE COMPANY

        Nu-kote Holding, Inc. ("Nu-kote") and its wholly-owned subsidiaries are referred to collectively as the "Company". The Company is an independent manufacturer and distributor of impact and non-impact imaging supplies for office and home printing devices, including the manufacture and distribution of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rolls, and carbon paper.

        The Company sells products primarily in the United States and Europe, directly to wholesale and retail markets, and also to original equipment manufacturers and distributors for resale under their brand names or private labels. The Company distributes through major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "super stores", warehouse clubs, information processing specialists, value added resellers, and mass market retailers.

        The consolidated balance sheet as of December 26, 1997 and the related consolidated statements of operations and retained earnings (accumulated deficit) for the three and nine month periods and consolidated statements of cash flows for the nine month periods ended December 26, 1997 and December 27, 1996 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

        The financial statements and notes are presented as permitted by Form 10-Q, and do not contain all financial disclosures and details included in the Company's annual financial statements and notes.

2.      NET LOSS PER SHARE OF COMMON STOCK

        Effective with its financial statements for the period ended December 26, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per share of common stock are the same and, therefore, are not shown separately.

3.      ACCOUNTS RECEIVABLE

        Accounts receivable are reflected net of allowances for doubtful accounts of $5,404 and $3,741 at December 26, 1997 and March 31, 1997, respectively.

4.      INVENTORIES

        Inventories consist of the following:

                                                            December 26,    March 31,
                                                                1997           1997
                                                            -------------  ------------
           Raw materials                                    $     37,645   $    36,847
           Work-in-process                                        13,496        12,354
           Finished goods                                         36,097        44,569
                                                            -------------  ------------

                 Total                                      $     87,238   $    93,770
                                                            -------------  ------------
                                                            -------------  ------------

        Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory levels at December 26, 1997. The amounts at March 31, 1997 are based upon the audited balance sheet at that date.

        Effective December, 1997, the Company engaged the management consulting firm of Glass and Associates, Inc. ("Glass") to provide interim management services and to assist the Company to the extent possible in finding solutions to its current operating issues. Accordingly, Glass will be evaluating methods of optimizing the utilization of inventory to generate cash for the operation of the business. This may include the sale of inventory outside of the ordinary course of business. The Company has not completed its assessment of its options with respect to its inventory. Accordingly, no additional provision for any write-downs that may result has been recorded as of December 26, 1997.

5.      PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is stated at cost and consists of the following components:

                                                            December 26,    March 31,
                                                                1997           1997
                                                            -------------  ------------
           Land                                             $      4,477   $     4,477
           Buildings and improvements                             19,417        19,417
           Machinery and equipment                                82,280        80,490
                                                            -------------  ------------

                                                                 106,174       104,384
           Less accumulated depreciation                         (36,054)      (28,701)
                                                            -------------  ------------

                 Total                                      $     70,120   $    75,683
                                                            -------------  ------------
                                                            -------------  ------------

        Depreciation expense amounted to $2,855 and $2,486 for the three month periods and $8,284 and $7,656 for the nine month periods ended December 26, 1997 and December 27, 1996, respectively.

6.      INTANGIBLE ASSETS

        Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                                 Amortization   December 26,    March 31,
                                                    Period          1997           1997
                                                 -------------  -------------  -------------
           Goodwill                                20 years     $      6,176   $      9,880
           Covenants-not-to-compete                3-5 years           5,636          5,636
           Trademark                               40 years            9,269          9,269
           Technology license                       8 years            1,272          1,272
                                                                -------------  -------------
                                                                      22,353         26,057
           Less accumulated amortization                              (6,873)        (6,359)
                                                                -------------  -------------

           Total                                                $     15,480   $     19,698
                                                                -------------  -------------
                                                                -------------  -------------

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

        As described in Note 12, the Company sold the components division of Future Graphics, Inc. As a result, the unamortized goodwill associated with the original acquisition of Future Graphics, Inc. amounting to $2,826 was written off.

7.      LINE OF CREDIT

        The Company has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $338 and $603 at December 26, 1997 and March 31, 1997, respectively. The line bears interest at the prevailing Colombian interest rate plus 2 percentage points. Average interest rates at December 26, 1997 and March 31, 1997 were 17.0% and 17.5%, respectively.

8.      LONG-TERM DEBT

        As of and for the quarter ended December 26, 1997, the Company was in violation of certain financial covenants related to the Company's credit agreement dated July 31, 1997. Effective December 31, 1997, the Company and its lenders entered into an amendment and waiver to the aforementioned credit agreement. The amendment and waiver provided, among other things, the following:


        - Waived for the period from December 31, 1997 through April 2, 1998 violations of certain financial covenants as of and for the quarter ended December 26, 1997 and violations of certain financial covenants for January and February 1998;

        - Deferred the mandatory principal reduction of $2,500 due on January 2, 1998 to April 1, 1998;

        - Restricted the Company from making intercompany loans and investments in certain subsidiaries; and

        - Required the Company to use all proceeds from the sale of assets as a permanent reduction of the revolving credit commitment under the credit agreement.

        As the amendment and waiver provided for the waiver of financial covenant violations only through April 2, 1998 and there is no certainty the lenders will grant future waivers, the portion of the debt that would be long-term pursuant to the terms of the credit agreement has been classified as a current liability and is reported as long-term debt subject to acceleration.

        Long-term debt of the Company consists of the following:

                                                             December 26,    March 31,
                                                                 1997           1997
                                                             -------------  ------------
           Revolving lines of credit                         $    143,333   $   133,917
           Other items                                                887         1,292
                                                             -------------  ------------

                                                                  144,220       135,209
           Less current portion                                  (10,000)         (532)
           Less portion subject to acceleration                 (134,220)
                                                             -------------  ------------

           Long-term debt, net of current portion            $     -        $   134,677
                                                             -------------  ------------
                                                             -------------  ------------

9.      INCOME TAXES

        Following are the approximate effective blended tax rates for significant jurisdictions:

             North America                      40 %
             Switzerland                        22 %
             Germany                            64 %
             United Kingdom                     33 %

        The above resulted in a worldwide effective blended tax rate of 41% and 42% for the three and nine month periods ended December 26, 1997, respectively. For the nine months ended and quarter ended December 26, 1997, no tax benefit has been provided with respect to any jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized. Additionally, for the three and nine month periods ended December 26, 1997, a provision has been made in the amount of $785 and $1,127, respectively, for income taxes in certain foreign jurisdictions.

10.     CONTINGENCIES

        On January 23, 1998 a class action suit was filed by a shareholder against Nu-kote Holding, Inc., its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, cause number 3-98CV0161-T. The Complaint alleges that the Company and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about the Company's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking compensatory damages, including rescission where applicable, pre-judgment interest, post-judgment interest, attorney's fees, expert witness fees and other costs, and extraordinary, equitable, and/or injunctive relief. The Company denies the plaintiff's allegations and intends to vigorously defend the suit.

        In 1994 and 1995 three original equipment manufacturers filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, trade dress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, court costs and attorney's fees. The complaint in one of the cases has been amended to name Pelikan Produktions A.G. ("PPAG") as a defendant. All of the lawsuits are in the discovery stage, and in management's opinion the potential losses related to these cases are not reasonably estimable. All of the cases are being vigorously contested; and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. In one of these cases
        NII's motion for summary judgment of the unenforceability of four of the plaintiff's utility patents was granted although a Motion for reconsideration with respect to the ruling is pending before the court that granted the motion.

        On May 9, 1997 Daniel M. Kerrane, a former officer and director of the Company, filed suit against the Company. He alleges that his Supplemental Employment Agreement with the Company entitled him to terminate his employment and receive a lump sum severance payment because the Company "substantially reduced" his authorities, powers and duties in April, 1997. Mr. Kerrane is seeking damages of $8 million and injunctive relief. The Company is vigorously defending this lawsuit.

        In addition, the Company is involved in various routine legal matters.

        In the opinion of management, all matters discussed above are substantially covered by insurance or are without merit. However, one or more of these matters could have a material effect on the Company's financial position or future quarterly or annual results of operations or cash flows when resolved.

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

        Activity related to accrued restructuring costs for the 1997 Restructuring during the three and nine month periods ended December 26, 1997 are as follows:

                                  Amount                                 Amount
             Description of      Accrued at     Amount                  Accrued at
             Restructuring      Beginning of  Paid in      Additional   End of
                Expense           Period       Period       Provision    Period
        ----------------------  ------------ ------------  ---------- -------------
        Three Months Ended
            December 26,
            1997:
           Severance            $     1,153  $       506   $       134 $       781
           Lease                        430                                    430
               cancellations
           Facility
               maintenance
               and other                233          354           354         233
                                ------------ ------------  ------------ -----------

                                $     1,816  $       860   $       488 $     1,444
                                ------------ ------------  ------------ -----------
                                ------------ ------------  ------------ -----------


                                  Amount                                 Amount
             Description of     Accrued at     Amount                  Accrued at
             Restructuring      Beginning of  Paid in      Additional   End of
                Expense           Period       Period       Provision    Period
        ---------------------   ------------ ------------  ---------- -------------
        Nine Months Ended
            December 26,
            1997:
           Severance            $     1,204  $     1,961   $     1,538 $       781
           Lease                        430                                    430
               cancellations
           Facility
               maintenance
               and other                247        1,781   $     1,767         233
                                ------------ ------------  ------------ -----------

                                $     1,881  $     3,742   $     3,305 $     1,444
                                ------------ ------------  ------------ -----------
                                ------------ ------------  ------------ -----------

        The Company anticipates that as a result of declining sales, additional restructuring measures will be necessary to the extent cash is available for funding such expenses.

        During fiscal 1996, the Company substantially completed the merger of its operations with those of the Pelikan Hardcopy Division, which was acquired in February 1995. That plan included, among other things, the closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; the termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations is Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies. The Company substantially completed the merger activities in fiscal 1997.


        Activity related to accrued restructuring costs for the Pelikan merger during the three and nine month periods ended December 27, 1996 are as follows:

                                  Amount                                 Amount
             Description of     Accrued at     Amount                  Accrued at
             Restructuring     Beginning of  Paid in      Additional   End of
                Expense          Period       Period       Provision    Period
        ---------------------   ------------ ------------  ---------- -------------
        Three Months  Ended
            December 27,
            1996:
           Severance            $     2,693  $       938   $           $    1,755
           Lease                        385          184                      201
               cancellations
           Facility
               maintenance
               and other                209           15                      194
                                ------------ ------------  ------------ ----------

                                $     3,287  $     1,137   $           $    2,150
                                ------------ ------------  ------------ ----------
                                ------------ ------------  ------------ ----------

                                  Amount                                 Amount
             Description of      Accrued at     Amount                  Accrued at
             Restructuring      Beginning of  Paid in      Additional   End of
                Expense           Period       Period       Provision    Period
        ----------------------  ------------ ------------  ---------- -------------
        Nine Months  Ended
            December 27,
            1996:
           Severance            $        71  $     1,009   $     2,693 $    1,755
           Lease                        425          224                      201
               cancellations
           Facility
               maintenance
               and other                384          190                      194
                                ------------ ------------  ------------ ----------

                                $       880  $     1,423   $     2,693 $    2,150
                                ------------ ------------  ------------ ----------
                                ------------ ------------  ------------ ----------

12.     SALE OF DIVISION

        The Company sold the assets of the components division of Future Graphics, Inc. on December 31, 1997, for approximately $3,700 in a combination of cash and assumed liabilities. This division was sold as part of the Company's continuing effort to exit non-core businesses. The sale of the components division resulted in a loss of $4,061, which includes the write off of $2,826 of related unamortized goodwill. As the conditions giving rise to this loss existed at December 26, 1997, the loss was recognized in the December 26, 1997 financial statements.

13.     NEW ACCOUNTING STANDARDS

        During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company's financial statements. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        QUARTER ENDED DECEMBER 26, 1997 COMPARED TO QUARTER ENDED
        DECEMBER 27, 1996

        Net sales for the quarter ended December 26, 1997 were $70.8 million, a decline of $12.1 million (14.6%) over the quarter ended December 27, 1996. For the quarter ended December 26, 1997, sales by North American entities were $33.6 million, a decline of $9.5 million or 22.0%, as compared to sales in the previous year period. Sales by European entities declined $2.6 million, or 6.5%, as compared to the previous year period and were $37.2 million. Approximately $3.4 million, or 35.8% of the decline in sales by North American entities, was due to the decline in sales of ink jet products. Impact sales declined $2.7 million, or 28.4% of the decline in sales by North American entities, and were $15.3 million. The remaining decline of $3.4 million, or 35.8% of the decline in sales by North American entities was primarily due to a decline in toner and related component sales. Approximately $0.6 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to the continuing decline in sales of impact products of $1.1 million and a decline in sales of non-impact products of $0.9 million over the previous year period.

        Worldwide sales of non-impact supplies amounted to $41.6 million and accounted for approximately 58.8% of total sales for the quarter ended December 26, 1997, compared to 58.0% of total sales in the quarter ended December 27, 1996.

        In North America, sales of non-impact supplies amounted to $18.3 million in the quarter ended December 26, 1997, down $6.8 million or 27.1%, as compared to the previous year period, and represented 54.5% of total North American sales. Sales of non-impact supplies in Europe were $23.1 million in the quarter ended December 26, 1997 and remained flat as compared to the previous year period.

        Cost of sales were $61.1 million (86.3% of net sales) for the quarter ended December 26, 1997, compared to $67.6 million (81.5% of net sales) in the previous year period. In North America cost of sales included manufacturing volume variances amounting to $0.7 million for the quarter ended December 26, 1997. The remaining worldwide percentage increase in cost of sales is due to the mix of products and customers for the quarter ended December 26, 1997. In addition, gross margin was adversely impacted during the quarter by $2.0 million (2.8% of net sales), associated with increased customer allowances, principally in North America.

        For the quarter ended December 26, 1997, research and development expenses amounted to $1.5 million, (2.1% of net sales), as compared to $2.5 million (3.0% of net sales ) in the previous year period. Approximately $0.4 million of the decline occurred in North America and the remaining $0.6 million of the decline occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2.0% of net sales.

        Selling, general and administrative expenses were $14.2 million in the quarter ended December 26, 1997 as compared to $15.4 million in the previous year period. The $1.2 million reduction in these expenses resulted from the Company's implementation of worldwide expense reduction programs.

        Restructuring expenses amounted to $0.5 million in the current period. These expenses related primarily to: (1) consolidating impact product production into Scotland, Mexico and China; (2) centralizing distribution primarily into Franklin, Tennessee and Duren, Germany; and (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

        Interest expense for the current fiscal quarter was $3.5 million, compared to $2.0 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

        For the quarter ended December 26, 1997, the Company recognized a tax valuation allowance of approximately $6.0 million against certain deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the provisions of SFAS 109, the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported a tax benefit of $2.7 million in the previous year period.

        For the quarter ended December 26, 1997, the Company recognized a net loss of $15.0 million compared to a net loss of $4.0 million in the previous year period. The increase in net loss is directly attributable to: (1) the $12.1 million decrease in sales and the 4.8% increase in cost of goods sold as a percentage of sales; (2) higher interest expense of $1.5 million and income tax benefit reduction of $3.5 million; and (3) a $4.1 million loss on the sale of a division of the Company. The increase in net loss was offset by $1.2 million reduction in selling, general and administrative expenses, a $1.0 million reduction in research and development costs and a $1.5 million decrease in restructuring costs.

    NINE MONTHS ENDED DECEMBER 26, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 1996


        Net sales for the nine months ended December 26, 1997 were $223.2 million, a decline of $33.4 million (13.0%) over the nine months ended December 27, 1996. For the nine months ended December 26, 1997, sales by North American entities were $115.1 million, a decline of $14.4 million or 11.1%, as compared to sales in the previous year period. Sales by European entities declined $19.0 million, or 15.3%, as compared to the previous year period and were $108.1 million. Laser cartridge sales in North America were up $3.2 million, or 28.8%, primarily due to product category growth in the marketplace compared to the previous year period. Sales of ink jet products in North America declined $7.5 million or 34.9% as a result of an across the board decline in sales of ink jet products combined with the fact that current period sales were sales of units with a lower average sell price versus sales in the previous year period. Sales of impact products were down $3.7 million as the ribbon market continues to decline. Toner and component sales in North America were down $6.4 million, or 15.2%, as compared to the previous year period. Approximately $2.1 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to the continuing decline in sales of impact products of $14.1 million and a decline in sales of non-impact products of $2.8 million over the previous year period. The Company believes that the worldwide sales of impact products will continue to decline as the market shifts to non-impact supplies.

        Worldwide sales of non-impact supplies accounted for approximately 59.7% of total sales for the nine months ended December 26, 1997, compared to 57.0% of total sales in the nine months ended December 27, 1996. Sales of non-impact products as a percentage of worldwide sales increased largely because sales of impact products declined by $19.3 million (17.6%), which exceeded the overall decline in worldwide non-impact sales of $14.1 million or 9.6%.

        In North America, sales of non-impact supplies amounted to $64.1 million in the nine months ended December 26, 1997, down $10.7 million or 14.3% as compared to the previous year period, and represented 55.7% of total North American sales. Sales of non-impact supplies in Europe were $69.1 million in the nine months ended December 26, 1997 as compared to $72.5 million in the previous year period. The decline in sales of non-impact products in Europe was principally due to exchange rate fluctuations.

        Cost of sales were $185.2 million (83.0% of net sales) for the nine months ended December 26, 1997, compared to $195.3 million (76.1% of net sales) in the previous year period. Included in cost of sales for the nine months ended December 26, 1997 were $3.7 million (1.7% of net sales) of expenses resulting from the transition of impact product production from the Company's German facility to the Company's facilities in Scotland, Mexico and China. In addition, gross margin was adversely impacted during the nine month period by $4.8 million (2.2% of net sales), associated with increased customer allowances, principally in North America.

        For the nine months ended December 26, 1997, research and development expenses amounted to $5.1 million, (2.3% of net sales), as compared to $7.7 million (3.0% of net sales ) in the previous year period. Approximately $2.2 million, or 84.6%, of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2.0% of net sales.

        Selling, general and administrative expenses were $42.9 million for the nine months ended December 26, 1997 as compared to $48.4 million in the previous year period. The reduction in these expenses resulted primarily from the Company's implementation of worldwide expense reduction programs.

        Restructuring expenses amounted to $3.3 million in the current period. These expenses related primarily to: (1) consolidating impact product production into Scotland, Mexico and China; (2) centralizing distribution primarily into Franklin, Tennessee and Duren, Germany; and (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

        Interest expense for the current fiscal period was $10.1 million, compared to $6.0 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

        For the nine months ended December 26, 1997, the Company recognized a tax valuation allowance of approximately $12.5 against certain deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the provisions of SFAS 109, the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported a tax benefit of $3.1 million in the previous year period.

        For the nine months ended December 26, 1997, the Company recognized a net loss of $31.5 million compared to a net loss of $4.6 million in the previous year period. The increase in net loss is directly attributable to: (1) a $33.4 million decrease in sales and a 6.9% increase in cost of goods sold as a percentage of sales; (2) the recognition of an extraordinary charge resulting from the early extinguishment of debt of $2.6 million; (3) higher interest expense of $4.1 million and income tax benefit reduction of $4.2 million; and
        (4) a $4.1 million loss on the sale of a division of the Company. The increase in net loss was offset by a $5.5 million reduction in selling, general and administrative costs, $2.6 million reduction in research and development costs and $4.5 million decline in restructuring costs.

    EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

        Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported $0.2 million and $1.1 million in exchange gains in the nine months ended December 26, 1997 and December 27, 1996, respectively.

    LIQUIDITY AND CASH FLOW

        The Company's cash requirements are related to funding working capital for operations, capital expenditures and payment of interest and principal on indebtedness. For the nine months ended December 26, 1997, $2.3 million in cash was used for operations, primarily to fund reductions of accounts payable and restructuring expenses. Capital expenditures, primarily related to computer systems and manufacturing equipment were $4.4 million. As indicated above, interest expense for the nine months ended December 26, 1997 was $10.1 million.

        The Company's sources of liquidity and capital include cash provided by operating activities, borrowing under the Company's credit facility and open account trade terms from vendors. For seven of the last nine fiscal quarters, the Company has experienced declining revenues and this has negatively impacted the cash generated from operations. Additionally, during the nine months ended December 26, 1997, $10.3 million in cash was used to reduce accounts payable. As of February 2, 1998, borrowings outstanding under the Company's credit facilities amounted to $143.1 million, up $9.2 million from March 31, 1997. As of February 2, 1998 the Company had approximately $.4 million available for future borrowings under the credit facilities. Cash on hand as of February 2, 1998 amounted to approximately $5.8 million.

        Management does not believe that the Company has adequate sources of working capital to provide the Company with sufficient cash to meet its near term obligations. In December, 1997, the Company engaged Glass and Associates, Inc., management consultants, to provide interim management services and to assist the Company to the extent possible in finding solutions to its current operating issues. In addition, the Company has engaged BT Alex Brown Incorporated to assist it in evaluating its strategic options which may include the sale of all or part of the Company's business. The Company will also continue to focus on managing net working capital. However, there can be no assurance that any of these strategies will provide the Company with adequate working capital and sufficient cash flow to meet its near term obligations and avoid a default under its credit agreement.

        The Company's credit facilities contain a number of financial ratio covenants. The Company's credit facilities have been amended to defer a mandatory principal reduction of $2.5 million due on January 2, 1998 to April 1, 1998. In addition, compliance with certain financial covenants was waived through April 2, 1998. Under the terms of the waiver, the company is restricted, among other things, from making further investments, including intercompany loans and advances, to certain subsidiaries. Additionally, the amendment requires the Company to use proceeds from the sale of assets as a permanent reduction of the Revolving Credit Commitments. Scheduled principal reductions over the next year are $5 million on April 1, 1998, $2.5 million on July 1, 1998 and $2.5 million on October 1, 1998. The Company has classified the debt as short term as it continues to negotiate refinancing alternatives with its lending group.

        It is unlikely that the Company will be able to make the $5.0 million principal payment due on April 1, 1998. The waiver of compliance with the financial ratio covenants of the Company's credit agreement will expire on April 2, 1998. The Company will attempt to obtain additional waivers from its lenders, but there can be no assurance that any waivers can be obtained, at which point the Company will be in default under its credit agreement.

    NEW ACCOUNTING STANDARDS

        During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". Preliminary analysis of these new standards by the Company indicates that the standards will not have a material impact on the Company's financial statements. The standards are effective for financial statements for fiscal years beginning after December 15, 1997.

    YEAR 2000 COMPUTER ISSUES

        The Company is in various stages of addressing the year 2000 issue and has not fully completed its assessment. However, certain of the Company's information systems are not currently in compliance with the modifications necessary for the year 2000. The Company intends to make the necessary system changes to continue to sustain the information needs of the business, but there can be no assurance that the Company will have adequate resources to fund such system changes.

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

                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

        On January 23, 1998 a class action suit was filed against Nu-kote Holding, Inc., its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, cause number 3-98CV0161-T. The Complaint alleges that the Company and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about the Company's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking compensatory damages, including rescission where applicable, pre-judgment interest, post-judgment interest, attorney's fees, expert witness fees and other costs, and extraordinary, equitable, and/or injunctive relief. The Company denies the plaintiff's allegations and intends to vigorously defend the suit.

        On December 10, 1997 the lawsuit styled INTERNATIONAL COMMUNICATION MATERIALS, INC. V. RICOH COMPANY, LTD and Ricoh Corporation, civil action 95-0767 in the United States District Court for the Western District of Pennsylvania was settled. In connection with the settlement, International Communication Materials, Inc. stopped selling certain Ricoh compatible cartridges. The case has been dismissed.

        See Item 3 - Legal Proceedings in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 and Note 10 of Notes to Consolidated Financial Statements for the three and nine month periods ended December 26, 1997 and December 27, 1996 included elsewhere in this report.

ITEM 2  INAPPLICABLE


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        The Company and its lenders entered into a Second Amended and Restated Credit Agreement and Waiver as of December 31, 1997 (the "Amended Credit Agreement"). The Amended Credit Agreement deferred until April 1, 1998 the principal payment which would otherwise have been due on January 2, 1998. In addition, the Company's lending group waived compliance with certain financial covenants through April 2, 1998. Amended Credit Agreement requires the Company to use all proceeds from the sale of assets as a permanent reduction of its revolving credit commitments and requires principal reductions of $5.0 million on April 1, 1998, $2.5 million on July 1, 1998 and $2.5 million on October 1, 1998. In the absence of this latest amendment and waiver, the Company would have been in default under its credit agreement.

ITEMS 4 - 5  INAPPLICABLE

ITEM 6 -        EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits.

                    Exhibit 10.6  - Second Amendment to Second
                                    Amended and Restated Credit
                                    Agreement and Waiver

                    Exhibit         10.7 Management consulting agreement
                                    - Glass and Associates, Inc.

                    Exhibit         11.1 - Statement regarding
                                    computation of per share earnings.

                    Exhibit 27    - Financial Data Schedule


                (b) Reports on Form 8-K.

                    The registrant filed no reports on Form 8-K during the quarterly period ended December 27, 1997.

                                  SIGNATURES




             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







      Date      February 9, 1998                 /s/  Shaun K. Donnellan
          ----------------------------      ----------------------------------
                                                 Shaun K. Donnellan
                                                 Chief Executive Officer







      Date     February 9, 1998                  /s/  Steven J. DiPasquale
          ----------------------------      ----------------------------------
                                                 Steven J. DiPasquale
                                                 Chief Financial Officer