Form 10-K
period 1998-03-31
NU KOTE HOLDING INC /DE/
filed 1998-06-30
CIK 812423

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-K

                               ----------------

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996]

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  FOR THE TRANSITION PERIOD FROM      TO
                         COMMISSION FILE NUMBER 0-20287

                               ----------------
                             NU-KOTE HOLDING, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                       16-1296153
              DELAWARE                              (I.R.S. EMPLOYER-
   (STATE OR OTHER JURISDICTION OF                 IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    200 BEASLEY DRIVE, FRANKLIN,                          37064
              TENNESSEE                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE
              OFFICES)

      Registrant's telephone number, including area code: (615) 794-9000


                               ----------------

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     CLASS A COMMON STOCK, $0.01 PAR VALUE

                        PREFERRED SHARE PURCHASE RIGHTS

                               (Title of Class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of June 22, 1998, there were 21,775,302 shares of Class A Common Stock outstanding (with one Preferred Share Right attached to each) and the aggregate market value of the voting stock held by non-affiliates of the registrant was $5,002,962. Solely for purposes of computing the aggregate market value of the Class A Common Stock, the share ownership of all directors and executive officers, and their family members, and of all persons holding more that 10% of the Registrant's outstanding shares has been excluded.

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

  Nu-kote Holding, Inc. (the "Company" or "Registrant"), through its wholly owned subsidiaries, is a manufacturer and distributor of impact and non-impact imaging supplies for office and home printing devices. The Registrant acquired International Communication Materials, Inc. ("ICMI") in February 1992 (the "ICMI Acquisition"), Future Graphics, Inc. ("Future Graphics") in February 1993 (the "Future Graphics Acquisition"), and the worldwide hardcopy supplies business (the "Pelikan Hardcopy Division") of Pelikan Holding AG of Zug, Switzerland ("Pelikan") in February 1995 (the "Pelikan Acquisition"). ICMI is an independent manufacturer of toner for non-impact printers and copiers and Future Graphics is a remanufacturer of laser printer cartridges. Both are located in the United States. In December 1997, the Company disposed of the Future Graphics cartridge components division. The Company's Pelikan Hardcopy Division is both a European and U.S. manufacturer of supplies for impact and non-impact printers.

  The Registrant's operations involve a single industry segment--the manufacture and distribution of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rollers, and carbon paper. For financial information relating to foreign and domestic operations, see Note 15 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

  The Registrant's principal executive offices are located at 200 Beasley Drive, Franklin, Tennessee 37064, telephone number (615) 794-9000. All references herein to the "Company" or "Registrant" include the Company and its subsidiaries, unless the context otherwise requires.

PRODUCTS

  The Registrant manufactures and/or distributes over 1,500 products in more than 3,000 different packaging configurations through its North American operations and over 1,700 products in more than 4,800 different packaging configurations through its European operations. Additionally, the Registrant introduced nine new products into the North American market and twenty-three new products into the European market in fiscal 1998, all of which were non-impact supplies. The Registrant discontinued selling approximately 1,300 packaging configurations in the U.S. and 2,200 in Europe in fiscal 1998. There is significant overlap between the North America and European product lines and many of the 1,500 products manufactured and/or distributed in North America are the same as the 1,700 products manufactured and distributed in Europe. The Registrant's products are used in over 30,000 different models of impact and non-impact printing mechanisms. Impact printer products include printer, typewriter, point of sale and calculator ribbons, calculator and cash register ink rollers, and other supplies for use in impact printing mechanisms. The Registrant is a manufacturer and distributor of magnetic ink character recognition ("MICR") ribbons for check encoding printers. The Registrant's non-impact printing products include monochrome and color toner for laser printers, copiers, and plain paper facsimile machines, supplies for ink jet printers and facsimile machines, and remanufactured cartridges for laser printers. In addition, the Registrant manufactures and distributes thermal wax products for bar code and facsimile machines, and specialty papers and films for use in ink jet printers.

  Finished products are currently sold both at the retail level under the Nu-kote and Pelikan brand names and to original equipment manufacturers ("OEMs") of printing equipment. OEM products are manufactured to the OEMs specifications and sold both with the original hardware and in the aftermarket. The Registrant also sells intermediate products such as rolls of coated film and containers of bulk laser and copier toner.

  The Registrant also manufactures and distributes a variety of compatible ink jet cartridges for use in Canon and Epson and HP ink jet printers, as well as a line of HP compatible cartridge refill kits designed for the home or small business user, and provides a cartridge remanufacturing service similar to the one employed for remanufactured laser toner cartridges.

MARKETS AND DISTRIBUTION

  The Registrant currently sells its products directly to wholesale, retail and manufacturing markets under the Nu-kote(R), Pelikan(R), and ICMI(R) brand names, and also to OEMs and distributors for resale under their brand names or private labels. Nu-kote(R) and Pelikan(R) branded products are distributed through major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "superstores", information processing specialists, value added resellers and mass market retailers. ICMI(R) brand laser toners are marketed to distributors serving the laser cartridge remanufacturing market. Nu-kote(R) and Pelikan(R) brand products are compatible with substantially all impact printing devices currently in use and the Registrant's laser products are compatible with over 90% of the low to mid-range laser printers now on the market. OEM products are manufactured to the OEMs specifications and sold both with the original hardware and in the aftermarket. The Registrant sells its products subject to limited warranties. Historically, product liability and warranty claims have been immaterial.

  The market for supplies for typewriters and other impact printers has been declining in recent years and is expected to continue to decline as non-impact printing devices become more popular and replace many of the impact printers now in service. During fiscal 1998, the Registrant experienced a decline of approximately 6.5% in its sales from impact products. While the Registrant expects the market for supplies for typewriters and other impact printers to continue to decline as a whole, the Registrant believes there will continue to be an important market for its ribbon products for the foreseeable future. The selling prices for the Registrant's impact products have come under pressure as competitors have reduced prices in an attempt to preserve their portion of a declining market.

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

  To a large extent, the Registrant relies on its ability to obtain used laser printer cartridges and ink jet heads for remanufacturing. While used cartridges and ink jet heads are currently readily available, potential entry into the markets for such products by OEMs could adversely affect the Registrants ability to obtain used cartridges or ink jet heads for remanufacturing.

CUSTOMERS

  No one customer accounted for more than 10% of the Registrant's sales in fiscal 1998. Backlogs were $29.4 million and $23.3 million as of March 31, 1998 and March 31, 1997, respectively, and are anticipated to be satisfied within the succeeding fiscal year.

BUSINESS STRATEGY

  The Registrant intends to maintain its current market position in the impact and non-impact printer supplies market by continuing to capitalize on its quality reputation, research and development capabilities, customer service and marketing innovations, as well as its ability to offer wholesalers, catalog merchandisers and retailers a complete line of impact and non-impact printing supplies ("one-stop shopping"). Although the Registrant expects the ribbon market to continue to decline as a whole, it believes that the large base of existing typewriters and impact printers in North America and Europe and the demand for basic printing and imaging products will result in continuation of an important market for impact supplies for the foreseeable future.

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

  OEMs currently dominate the market for the majority of toner products and ink jet supplies. However, the market for compatible toner supplies is still developing, and there are currently several independent competitors in this market. The willingness of OEMs to offer ink jet products at very low prices, and the possibility of substantial price reductions by one or more OEMs, could have a material adverse effect on the portion of the Registrant's business affected thereby. The remanufactured laser printer cartridge market and the cartridge remanufacturing and refilling market have historically consisted of numerous small independent producers. Recently, however, various OEMs have entered these markets resulting in a significant increase in competition.

TRADEMARK, PATENTS AND LICENSES

  The NU-KOTE trademark is registered in the United States and 28 foreign countries and is subject to pending application in one other country. Other significant trademarks of the Registrant are subject to U.S. and foreign applications and registrations. The ICMI trademark is also registered in the United States as well as being registered or the subject of pending applications in several other countries. The Registrant also holds over 80 registered trademarks related to the Pelikan Hardcopy Division, nine of which are in the U.S. The Registrant considers the NU-KOTE, ICMI, and Pelikan Hardcopy Division trademarks material to its business. As of March 31, 1998, the Registrant held over 60 patents in the United States and approximately 400 patents in various foreign jurisdictions. In addition, the Registrant has more than 30 U.S. and 90 foreign patent applications pending. All of such patents and applications are for product or production methods. The Registrant considers these patents to be material to its business.

  The Registrant has obtained licenses to use certain intellectual property rights of other companies, including an exclusive, fifty-year, royalty-free, fully paid-up, worldwide license, directly and through its subsidiaries, to use the "PELIKAN" name or trademark and Pelikan BIRD LOGO, and the registrations and applications therefor, in the hardcopy supplies business subject to certain terms and conditions. The Registrant considers the Pelikan trademark to be material to its business. In June 1998, the Registrant received a letter from Pelikan GmbH purporting to terminate this license based upon the alleged misuse of the trademark by one of Registrant's distributors that is located in Dubai (United Arab Emiretes). The distributor is alleged to have improperly used the trademark in connection with an invitation to an exhibit, one trade show in 1997 and a newspaper report. Although the Registrant and the licensor have previously discussed alleged defaults under the license, the Registrant believes that, to the extent there were any breaches under the license, they were addressed. The Registrant also holds a license to use certain IBM patents in various countries. In return for such IBM patent rights, the Registrant must disclose, and upon payment of a royalty, license its technological developments related to such patents to IBM.

RESEARCH AND DEVELOPMENT

  The Registrant incurred $6.6 million, $9.6 million, and $9.6 million in research and development costs in fiscal years 1998, 1997, and 1996, respectively. These costs are primarily related to non-impact product research conducted by the Registrant's European subsidiaries. The Registrant expects to incur approximately $6.2 million in fiscal 1999 in research and development activities.

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

  In connection with the acquisition by the Registrant in 1986 of the Worldwide Office Supplies Division and the International Business Forms Division (the "Unisys Divisions") of Unisys Corporation ("Unisys"), Unisys agreed to indemnify the Registrant for liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Registrant's Rochester, New York facility and at facilities located in Macedon, New York and Bardstown, Kentucky, which have been sold by the Registrant. The New York Department of Environmental Conservation ("DEC"), with respect to the Rochester and Macedon facilities, and the Kentucky Environmental Protection Agency, with respect to the Bardstown facility, have alleged that environmental contamination exists at such sites. The Registrant has been advised that Unisys is cooperating with these state environmental agencies in connection with the testing for and investigation of contamination and, with respect to the Rochester and Bardstown sites, is implementing measures to complete remediation. The Registrant has been informed that Unisys is undertaking three years of groundwater monitoring at the Macedon facility pursuant to a consent order with the DEC, to demonstrate that the site requires no further remediation or monitoring. As a result of the indemnification from Unisys, in the opinion of the Registrant's management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Registrant's financial position, results of future operations or liquidity.

  In connection with the Pelikan Acquisition, Pelikan agreed to indemnify the Registrant for all losses, liabilities and costs resulting from or arising out of environmental conditions existing on or prior to the closing on February 24, 1995 at the facilities acquired from Pelikan, such as Registrant's Derry, Pennsylvania and Franklin, Tennessee facilities. With respect to certain potential pre-closing environmental liabilities and costs identified on a schedule agreed to by the Registrant and Pelikan, Pelikan's liability is limited to $2.5 million, which is collateralized by a letter of credit. Pelikan's liability for all other pre-closing environmental liabilities and costs is unlimited in amount but expired on the third anniversary of the closing, except as to the certain claims that were asserted by the Registrant before the 30th day following the third anniversary of the closing. Registrant has undertaken limited environmental investigations at Registrant's Derry, Pennsylvania and Franklin, Tennessee facilities due to reports of certain environmentally suspect activities having taken place pre-closing at those facilities. The investigation of the environmental condition of the soil at the Derry facility detected material contamination. The investigation of the environmental condition of the soil and groundwater at the Franklin facility also detected material contamination at this site as well as at certain European facilities. Registrant has notified Pelikan of the existence of the detected material contamination.

  With regard to the Derry facility, the Registrant has requested the Pennsylvania Department of Environmental Protection ("PA-DEP") determine the minimum further investigation and remediation required to bring this facility into compliance with Pennsylvania law and to allow the Registrant to receive a release from further liability under Pennsylvania law. After completion of the forthcoming phase of site characterization activities to be conducted with the concurrence of PA-DEP, the Registrant expects to enter into an administrative agreement for the remaining investigation and remediation at this facility.

  With regard to the Franklin facility, the Registrant has agreed upon the terms of administrative Consent Order and Agreement, Index No. 94-511, with the Tennessee Department of Environment and Conservation("T-DEC") to facilitate the investigation, removal and remediation of the hazardous substances, and to reimburse the T-DEC for certain costs incurred by T-DEC at or in connection with the Franklin facility. The Registrant expects to enter into the administrative Consent Order and Agreement with T-DEC within the next 30 days.

  With regard to the Derry and Franklin facilities, the Registrant has not been able to estimate the potential cleanup costs with any degree of certainty. The Registrant, nevertheless, has obtained and notified Pelikan of very preliminary cost estimates for the cleanup associated with these facilities. Based on the indemnification obligation of Pelikan, environmental surveys conducted by environmental consultants in connection with the Pelikan Acquisition, and the notice of the existence of environmental contamination given by the Company prior to the 30th day following the third anniversary of the closing, management of the Registrant nevertheless does not believe that any environmental costs incurred in connection with the environmental matters identified on the pre-closing schedule or during the limited environmental investigations of Registrant's Derry and Franklin facilities will have a material impact on the Registrant's financial condition, results of operations or liquidity.

  Management of the Registrant believes that changes in the Pelikan Hardcopy Division's facilities and operations to comply with current environmental discharge and emission regulations will mainly result in costs to acquire tangible property which the Registrant expects to depreciate over at least a ten-year period. Therefore, management of the Registrant does not expect expenses associated with compliance by the Pelikan Hardcopy Division with current environmental regulations to have a material impact on future recurring operating costs. A number of raw materials used to manufacture toners and inks in the Pelikan Hardcopy Division's products are subject to frequent scientific and regulatory reevaluation to determine the potential environmental hazards, and may be subjected to changing regulations. Management of the Registrant does not believe that in Europe any increases in net operating costs associated with compliance with future environmental regulations can be passed on to most present European customers without a material impact on future earnings. Management believes that in the U.S., it is also unlikely that it will be able to pass on to such customers future increases, if any, in environmental compliance costs.

  Federal, state and local and foreign agencies regulate the disposal, handling and storage of waste, and air and water discharges from the Registrant's facilities. Based on current regulations and the condition of its facilities, the Registrant does not currently anticipate a material amount of environmental capital expenditures in excess of the amounts for which the Company is indemnified by third parties.

  The Registrant employs an environmental compliance officer who is charged with formulating policies for the Registrant's facilities to promote compliance with environmental laws. The Registrant has taken measures to improve monitoring of the Registrant's emissions to the environment at the Rochester and Macedon facilities, including the implementation of a chemical usage tracking system (which generates incoming solvent inventory and usage data) and a mass balance method for calculating total emissions. In addition, Registrant has had an environmental consultant conduct a regulatory environmental compliance audit of Registrant's Franklin, Tennessee, Connellsville, Pennsylvania, Derry, Pennsylvania and Chatsworth, California facilities. These measures help the Registrant to comply with its reporting and record keeping obligations under applicable environmental laws.

  The foregoing "Environmental and Regulatory Matters" section and Note 12 of "Notes to Consolidated Financial Statements", insofar as they relate to such matters, contain various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which represent the Registrant's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of expected indemnification payments and reserves for such matters will not materially affect the Company's financial position or results of future operations or liquidity. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any, which exists at the Company's facilities, (ii) the remedial action selected by the company or required by governmental agencies,
(iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the ability of other responsible parties, if any to pay their respective shares of remediation costs and meet their indemnification obligations, and
(vi) whether any insurance recoveries are available or realized. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

EMPLOYEES

  The Registrant employs approximately 2,300 persons worldwide. Except for approximately 90 employees who are covered by a collective bargaining agreement with the United Steel Workers at the Registrant's Connellsville, Pennsylvania facility, none of the Registrant's other North American employees are represented by a labor union. Approximately 300 of the Registrant's Turriff (Scottland), Greif (Germany) and MIT (Sweden) employees are also governed by various union agreements. The Registrant considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The Executive Officers of the Registrant, their positions and offices and, as of June 22, 1998, their ages and years of service with the Registrant (and its predecessors) are set forth below.

                                                                           YEARS WITH
                                                                         THE REGISTRANT
                                             POSITION(S)                    AND ITS
NAME OF INDIVIDUAL       AGE                    HELD                      PREDECESSORS
------------------       ---                 ----------                  --------------
Shaun K. Donnellan......  53 President and Chief Executive Officer              1
William R. Ligon........  57 General Manager, North American Operations         1
Richard A. Larsen.......  49 Senior Vice President, General Counsel and         3
                              Secretary
Phillip L. Theodore.....  31 Senior Vice President, Chief Financial             4
                              Officer, Treasurer and Assistant Secretary

  Mr. Donnellan has been President, Chief Executive Officer and Chief Operating Officer of the Company since December 1997. Mr. Donnellan is also President of Glass & Associates, Inc., a management-consulting firm, engaged by the Company to provide interim management services. He has been an associate of Glass & Associates, Inc. since 1990. Prior to that, Mr. Donnellan held various executive positions with both international and domestic companies in the areas of marketing, operations, engineering and finance.

  Mr. Ligon has been General Manager, North American Operations since January 1998. Mr. Ligon has been an associate of Glass & Associates, Inc. since 1997, a management consulting firm, engaged by the Company to provide interim management services. Prior to that, he was President of PAL Health Technologies from 1994 to 1997 and Vice President of Operations of Morton Metalcraft Co. from 1990 to 1994.

  Mr. Larsen has been Senior Vice President and General Counsel of the Registrant since June 1995 and has also been Secretary of the Company since March 1998. Prior to joining Nu-kote, Mr. Larsen was Vice President, General Counsel and Secretary of Harris Adacom Corporation for five years.

  Mr. Theodore has been Senior Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since March 1998. He joined the Registrant in June 1994 to serve as controller of the North American Operations. Prior to joining the Registrant, Mr. Theodore was a manager at Coopers & Lybrand L.L.P. and worked in the business assurance group where he specialized in mergers and acquisitions. Mr. Theodore is a Certified Public Accountant.

CERTAIN SIGNIFICANT EMPLOYEES

  The following individuals are not Executive Officers of the Registrant, but have significant management roles.

                                                                           YEARS WITH
                                                                         THE REGISTRANT
                                                                            AND ITS
   NAME OF INDIVIDUAL    AGE              POSITION(S) HELD                PREDECESSORS
   ------------------    ---              ----------------               --------------
Hans Paffhausen.........  48 Managing Director, European Operations            21
C. Ronald Baiocchi......  54 Vice President, Nu-kote International, Inc.       20
Ian Elliott.............  40 Vice President--Product Development, Nu-          20
                              kote International, Inc.

  Mr. Paffhausen has been Managing Director of the Registrant's European Operations since the Pelikan Acquisition in February 1995. He joined Pelikan in 1977 and served in positions of increasing responsibility in research and development, engineering, production and operations, including three years as the General Manager of Pelikan Scotland (formerly Caribonum) and two and one-half years as Director of Pelikan's U.S. Operations in Franklin, Tennessee. Mr. Paffhausen was appointed Managing Director of the Pelikan Hardcopy Division in January 1994. From January 1994 until the Pelikan Acquisition he also served as Chief Director of Operations of Pelikan for the worldwide Pelikan organization.

  Mr. Baiocchi has been Vice President, Nu-kote International, Inc. since January 1987. Mr. Baiocchi joined Burroughs Corporation (now Unisys) in October 1978 and has held a number of executive positions in manufacturing, product management, sales and marketing and business planning.

  Mr. Elliott has been Vice President, Product Development, Nu-kote International, Inc. since September 1996. He joined Burroughs Corporation (now Unisys) in the United Kingdom in 1978 and has served in positions of increasing responsibility primarily in sales and product management functions, within Europe and the U.S. From April 1994 to September 1996, he served as Vice President, Business Development and Director, Product Management--North American Supplies Group from 1993.

ITEM 2. PROPERTIES

  The Registrant has fee or leasehold interests in each of the facilities listed below:

                          SQUARE
        LOCATION           FEET                 ACTIVITIES                    STATUS
        --------          ------- -------------------------------------- -----------------
Rochester, New York.....   70,232 Manufacturing, research and            Leased (1)
                                  development and distribution
Rochester, New York.....   10,952 Manufacturing                          Leased (2)
Macedon, New York.......   11,105 Manufacturing                          Held for Sale (3)
Connellsville,             61,154 Manufacturing, research and            Owned
 Pennsylvania...........          development and distribution
Chatsworth, California..   46,600 Manufacturing, research and            Leased (2)
                                  development and distribution
Chatsworth, California..   17,000 Warehouse                              Leased (4)
Nogales, Sonora, Mexico.   75,000 Warehouse                              Held for Sublet
Nogales, Sonora, Mexico.   62,775 Manufacturing                          Leased (2)
Nogales, Arizona........   75,000 Warehouse                              Held for Sublet
Franklin, Tennessee.....  136,703 Manufacturing, distribution and        Owned
                                  headquarters
Franklin, Tennessee.....   31,600 Manufacturing, research and            Leased (1)
                                  development
Derry, Pennsylvania.....  133,022 Warehouse                              Held for Sale
Bardstown, Kentucky.....    7,200 Administration                         Leased (5)
Uniontown, Pennsylvania.   33,600 Manufacturing, distribution            Leased (4)
Uniontown, Pennsylvania.    6,000 Warehouse                              Leased (4)
Goodlettsville,            56,000 Warehouse                              Held for Sublet
 Tennessee..............
Turriff, Scotland.......  137,779 Manufacturing, administration,         Leased (7)
                                  research and development
Goslar, Germany.........  172,224 Manufacturing, administration          Held for Sale
Egg Lee, Switzerland....  146,390 Manufacturing, research and            Owned
                                  development
Egg, Rietweis,             17,750 Office, sales and administration       Leased (2)
 Switzerland............
Monchaltorf,               37,674 Manufacturing, research and            Owned
 Switzerland............          development
Lenglow, China..........   25,092 Manufacturing                          Leased (2)
Jarfalla, Sweden........   58,400 Manufacturing, research and            Leased (1)
                                  development
Hong Kong...............    4,300 Warehouse                              Leased (2)
Duren, Germany..........  103,620 Logistics center                       Leased (7)

--------
(1) Lease expires 2001
(2) Lease expires 2000
(3) Sold June 15, 1998
(4) Month to month lease
(5) Lease expires 2002
(6) Lease expires 2004
(7) Lease expires in 3 increments in 2010, 2015, and 2019

  In addition, the Registrant maintains sales offices in various locations throughout the United States and Europe.

  The Registrant believes its facilities are in good operating condition, suitable for their intended purposes and provide sufficient production capacity for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  On May 19, 1995, ICMI filed a declaratory judgement action against Ricoh Company, Ltd. and Ricoh Corporation (collectively, "Ricoh") in the United States District Court for the Western District of Pennsylvania seeking a determination by the court that the current design of one of its toner cartridges does not infringe one of Ricoh's patents. In August of 1995, Ricoh filed a motion for preliminary injunction to enjoin the sale of the cartridge. Following a hearing on Ricoh's motion for preliminary injunction held on August 19, 1995, the Court denied Ricoh's motion, finding in part that the evidence indicated ICMI's current toner cartridge did not infringe Ricoh's patent. In September 1995, ICMI filed a motion for summary judgment as to the noninfringement of the Ricoh patent by ICMI's current toner cartridge. This case was settled and dismissed by joint stipulation by the parties in late 1997.

  On September 19, 1994, Hewlett-Packard Company, a California corporation ("HP"), filed a lawsuit against Nu-kote International in the United States District Court for the Northern District of California seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from using HP's trademarks in a manner likely to cause confusion or mistake, or to deceive, and from making any false and misleading statements regarding Nu-kote International replacement ink jet cartridges and kits, and, also seeks compensatory punitive and treble damages, court costs and attorney's fees. Nu-kote International has filed an answer to the lawsuit denying HP's allegations and asserting twelve affirmative defenses that include, among others, that HP's patents are invalid, unenforceable or not infringed by Nu-kote International, that HP has defrauded the U.S. Patent and Trademark Office and trademark misuse. Nu-kote International has also asserted seven counterclaims against HP including counterclaims for false, deceptive and misleading statements in violation of the Lanham Act, patent invalidity and unenforceablility, violations of the Sherman and Clayton Antitrust Acts for monopolization and attempted monopolization, illegal conduct in restraint of trade and illegal tying arrangements, and has requested a declaration that Nu-kote International has not infringed any valid patent of HP. Nu-kote seeks damages and an injunction for acts in restraint of trade, false advertising, trade liable, defamation and unfair competition. In April 1997, Nu-kote International filed a Motion for Preliminary Injunction seeking to enjoin HP from producing and selling its bottom ink filler cartridges. On July 11, 1997, the Court granted in part and denied in part Nu-kote's Motion for Preliminary Injunction.

  The court held oral arguments regarding the complaint in June 1998 and a ruling is expected during the summer or early fall of 1998. On September 25, 1997, Nu-kote International filed a motion for Summary Judgment with regard to ten of HP's patents. On May 5, 1998, the Special Master appointed by the Court granted Nu-kote International's motion and recommended that 10 of HP's asserted patents be ruled not infringed. HP has appealed the decision to the District Court. On January 21, 1998 HP filed a Third Amended Complaint. That Complaint adds a new claim against Nu-kote International for federal trademark dilution. This claim is similar to the California claims for trademark dilution and injury to business reputation that HP already alleged. The Court has scheduled a claim construction hearing to construe the claims of the patents-in-suit. The parties will exchange claim construction charts in May through August of 1998 and a hearing is scheduled for September 18, 1998. The parties have been and continue to be engaged in a court ordered mediation process in an effort to settle this litigation.

  On April 3, 1995, Canon, Inc., a Japan corporation, and its U.S. affiliates, Canon Computer Systems, Inc. and Canon USA, Inc. (collectively "Canon"), filed a lawsuit against Nu-kote International in the United States District Court for the Central District of California seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from making false designations of origin or false descriptions regarding Nu-kote International's cartridges and kits, and, also seeks compensatory, punitive and treble damages, court costs and attorney's fees. Nu-kote International has filed an answer asserting twelve affirmative defenses to the claims alleged in Canon's complaint. These include, among others, defenses that Canon's patents are invalid, unenforcable and/or not infringed by Nu-kote International, that Canon has defrauded the U.S. Patent and Trademark office and trademark misuse. Additionally, Nu-kote International has alleged counterclaims which include claims of monopolization and attempted monopolization of the aftermarket for replacement cartridges for Canon printers. Nu-kote International is also seeking declaratory relief asking the Court to find that it has not infringed any valid claim of Canon's right in the six patents in the suits, cancellation of Canon's patents because of fraud on the U.S. Patent and Trademark Office, damages and an injunction for intentional interference with business relations, trade liable, disparagement of goods, defamation and unfair competition. In July 1996 Canon filed a second and related lawsuit, alleging infringement of its 5,509,140 utility patent (the "140" patent).

  The Court granted Canon's motion for summary judgement on validity and infringement on the 140 patent. Trial of the other patent claims is currently scheduled to commence in September 1998. Nu-kote International believes the current designs of its Canon compatible ink jet cartridges do not infringe any Canon patent and is vigorously defending its position.

  Seiko Epson Corporation, a Japan corporation, and its U.S. affiliate, Epson America Inc. (collectively "Epson"), filed a lawsuit against the Registrant, Nu-kote International and Pelikan Productions, A.G. in the U.S. District Court for the Central District of California. Epson seeks to have the court enjoin Nu-kote International and its affiliates from selling replacement Epson compatible ink jet cartridges and from using Epson's registered trademarks in a manner likely to cause confusion or mistake, or to deceive, and from making any false and misleading representations regarding replacement Epson compatible ink jet cartridges, and, also seeks compensatory and treble damages, court costs and attorney's fees. Nu-kote International and Pelikan have filed answers that assert nine affirmative defenses to the claims alleged in Epson's complaint. These include, among others, that Epson's patents are invalid, unenforceable and are not infringed and trademark misuse. Nu-kote International and Pelikan also allege various counterclaims against Epson, including claims for monopolization and attempted monopolization of the aftermarket for certain replacement cartridges and violation of the Lanham Act. Additionally, Nu-kote International seeks damages and an injunction for false advertising, trade libel, disparagement of goods, defamation, and unfair competition.

  Although Nu-kote was enjoined by the District Court from engaging in certain activities, on March 5, 1997, the District Court held that four of Epson's patents-in-suit were unenforceable. On August 11, 1997, the District Court held one of Epson's design patents invalid and also ordered Nu-kote International and Pelikan to pay Epson $1,050,849 in damages and $31,413 in attorney's fees as a result of a contempt citation. Nu-kote International and Pelikan appealed the contempt citation to the Federal Circuit, and the finding of contempt and the payment of damages and attorney's fees has been stayed pending the appeal of the contempt citation. On the same day, the District Court held invalid Epson's design patent 351,190. By order dated August 11, 1997, the District Court granted Epson's Motion for Preliminary Injunction with regard to the manufacturing of ink cartridges and other products that infringe claims of Epson's 5,488,401 utility patent. The District Court issued a second contempt citation against Nu-kote International and Pelikan on August 12, 1997, ordering Nu-kote International and Pelikan to pay to Epson its lost profits and attorney's fees. This contempt order was grounded on alleged violations of the preliminary injunction order with regard to Epson's 351,190 patent (which patent, as noted above, was held invalid). Nu-kote International and Pelikan have appealed this contempt order to the Federal Circuit. There remain in the lawsuit Epson's 5,488,401 utility patent and its 365,596 design patent. On October 15, 1997, Epson filed a separate action against Nu-kote International and Pelikan alleging infringement of Epson's 5,156,470 and 5,156,472 utility patents. Nu-kote International and Pelikan filed motions to dismiss and stay the proceedings, and the District Court granted a motion to dismiss Pelikan as a defendant. The District Court consolidated the two cases into one action on January 12, 1998. No trial date has been set for the consolidated action. Nu-kote International believes the allegations set forth in Epson's complaint are without merit and intends to defend the consolidated lawsuit vigorously.

  On May 9, 1997, Daniel M. Kerrane filed suit against the Company in Texas State District Court in Dallas County, Texas. Mr. Kerrane alleges he and the Company entered a Supplemental Employment Agreement in February 1994 (the "Agreement") which was to become operative upon a "Change in Control" as defined by the Agreement. He alleged the Company breached the agreement by substantially diminishing his responsibilities with the Company. Mr. Kerrane originally sought an amount in excess of $8,000,000. This case was settled on May 6, 1998 with the Company agreeing to pay Mr. Kerrane approximately $213,000 over a period of six months and release claims against Mr. Kerrane totaling $315,000.

  On June 10, 1997, Financial Business Information System, Ltd., a South African corporation, filed suit against Nu-kote International and the Registrant in U.S. District Court for the Northern District of Texas. The plaintiff alleged that it was the exclusive distributor of Nu-kote products in South Africa, but that Nu-kote breached the terms of its distributorship agreement. This case was settled and dismissed by the District Court in May 1998 with the Company agreeing to pay the plaintiff $75,000 on the date of the settlement and to pay the plaintiff $4,166 a month for twelve months and a balloon payment of $54,178 on May 1, 1999.

  On January 23, 1998, a lawsuit was filed against the Company and certain of its officers and directors in the District Court for the Northern District of Texas, seeking class action status on behalf of purchasers of the Company's common stock between July 2, 1995 and May 29, 1997. The complaint alleges that the defendants violated Sections 10(b) and 20 of the Securities Exchange Act of 1934 (including Rule 10b-5) based upon purported misstatements and/or omissions of material facts. Among other things, the plaintiff alleges that misstatements and omissions by defendants relating to (1) the Company's acquisition of Pelikan; (2) the transition from sales of impact products to non-impact products, and (3) prospects for strong earnings per share growth resulted in an inflation of the price of the Company's common stock. The plaintiff seeks, on behalf of the purported class, an unspecified amount of compensatory damages and reimbursement for fees and expenses. The Company denies the allegations and intends to defend the lawsuit vigorously.

  On March 10, 1998, Spectra, Inc. ("Spectra") of Hanover, New Hampshire, filed a complaint against the Company and Modular Ink Technology Stockholm, AB ("MIT"), an indirect subsidiary of the Company, in the U.S. District Court for the District of New Hampshire. In this action, Case No. 98-CV-130-JD, Spectra accused the Company and MIT of infringing Spectra's U.S. Patent No. 4,825,227 (the 227 patent), which was issued on April 25, 1989. The complaint specifically alleged that claims 10 and 11 of the 227 patent were infringed by products identified as PiezoJet(TM) 64 and PiezoJet(TM) 128. On April 28, 1998, the Company filed a motion to dismiss the New Hampshire action against it for lack of personal jurisdiction. At that time, MIT had not been served with the complaint and a summons. Also on April 28, 1998, Nu-kote International, Inc. ("International") and MIT filed an action against Spectra in U.S. District Court for the District of Delaware. In this action, Civil Acton No. 98-213-JJF, International and MIT seek a declaratory judgment that the 227 patent is invalid and not infringed, and asserts state law claims for tortious interference with prospective contractual relations and common law unfair competition. On June 11, 1998, Spectra amended its pleadings in the New Hampshire action to add International as a defendant and dismiss the Company from the suit. Thus far, the amended complaint has not been served on either International or MIT, but the Company is no longer a defendant in the New Hampshire action. Also on May 22, 1998, Spectra filed a motion to dismiss the Delaware action or transfer it to the District of New Hampshire. International and MIT opposed the motion to dismiss or transfer, which is still pending. International and MIT intend to file a motion to transfer the New Hampshire action to Delaware in part on the ground that the Delaware action was the first-filed action that brought together the proper parties to the dispute. They also intend to proceed with substantive discovery of Spectra. International and MIT have and will assert various defenses. At the same time, however, they are proceeding with negotiations intended to settle the dispute.

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

  The foregoing "Legal Proceedings" section and Note 12 of "Notes to Consolidated Financial Statements", insofar as it relates to pending litigation matters, contain various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act), which represent the Registrant's expectations or beliefs concerning the possible outcome of the various litigation matters described herein. The Registrant cautions that the actual outcome of such matters could be affected by a number of factors, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counter claims, and the scope and collectability of insurance coverage. A decision in any of the foregoing lawsuits that is adverse to the Company could have an adverse effect on the Company's business and financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company has received notification of its delisting by the NASDAQ National Market System as of June 12, 1998. Prior to its delisting, the Common Stock was quoted on the NASDAQ National Market System under the symbol "NKOT". The following table sets forth the high and low reported sales prices for the Common Stock as quoted on the NASDAQ National Market System for the periods indicated.

                                                                MARKET
                                                                PRICE
                                                               -------------
      FISCAL YEAR                                              HIGH      LOW
      -----------                                              ----      ---
      1997
        First Quarter.........................................  19       15 3/4
        Second Quarter........................................ 16 1/2     8 3/4
        Third Quarter.........................................  12        6 3/4
        Fourth Quarter........................................  11        2 3/8
      1998
        First Quarter.........................................  3 1/2     2 3/8
        Second Quarter........................................  2 5/8       13/16
        Third Quarter.........................................  1 22/32     1/2
        Fourth Quarter........................................    26/32     5/32
      1999
        First Quarter.........................................    5/8       3/16

  The last reported sales price per share of the Common Stock as quoted on the NASDAQ National Market System on June 22, 1998 was 7/16. As of the date hereof, the Registrant had 21,775,302 shares of Common Stock outstanding.

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

  The Registrant is a holding company and thus its ability to pay cash dividends on its Common Stock depends on the Registrant's subsidiaries ability to pay dividends to the Registrant. The Registrant's credit agreement restricts the payment of dividends.

  As of June 22, 1998, the Registrant had in excess of 3,000 stockholders.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected historical financial data of the Registrant on a consolidated basis. The statement of operations data for the fiscal years ended, and the balance sheet data as of March 31, 1998, 1997, 1996, 1995, 1994 were derived from the Consolidated Financial Statements of the Registrant.

                                      YEAR ENDED MARCH 31,
                          ----------------------------------------------------
                          1998(1)     1997(1)     1996(1)   1995(1)     1994
                          --------    --------    --------  --------  --------
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                             DATA)
STATEMENT OF OPERATIONS
 DATA:
Net sales...............  $295,703    $342,302    $424,070  $193,562  $151,260
Cost of sales...........   255,268(2)  285,144(2)  294,980   142,861   109,521(3)
                          --------    --------    --------  --------  --------
Gross margin............    40,435      57,158     129,090    50,701    41,739
Selling, general and
 administrative
 expenses...............    59,756      66,602      78,100    29,421    22,680
Research and development
 expenses...............     6,645       9,646       9,560     1,800     1,600
Loss on sale of
 division...............     4,061          --          --        --        --
Restructuring expenses..     3,349      15,139      13,825    28,449        --
Other operating
 expenses...............        --       1,064          --     2,500     1,112
                          --------    --------    --------  --------  --------
Operating income (loss).   (33,376)    (35,293)     27,605   (11,469)   16,347
Interest expense, net...    15,474       8,444       7,435     3,239     1,802
Other (income) expense,
 net....................     1,296         714        (557)     (245)    1,087(4)
                          --------    --------    --------  --------  --------
Income (loss) before
 income taxes and
 extraordinary loss.....   (50,146)    (44,451)     20,727   (14,463)   13,458
Provision (benefit) for
 income taxes...........      (329)      5,201       7,590    (2,392)    5,472
                          --------    --------    --------  --------  --------
Income (loss) from
 continuing operations
 before extraordinary
 loss...................   (49,817)    (49,652)     13,137   (12,071)    7,986
Extraordinary loss(5)...    (2,550)         --          --      (281)       --
                          --------    --------    --------  --------  --------
Net income (loss).......  $(52,367)   $(49,652)   $ 13,137  $(12,352) $  7,986
                          ========    ========    ========  ========  ========
Basic net income (loss)
 per common share: (6)
  Income (loss) before
   extraordinary loss...  $  (2.28)   $  (2.28)   $   0.61  $  (0.69) $   0.50
  Extraordinary loss....     (0.12)         --          --     (0.02)       --
                          --------    --------    --------  --------  --------
  Net income (loss).....  $  (2.40)   $  (2.28)   $   0.61  $  (0.71) $   0.50
                          ========    ========    ========  ========  ========
Diluted net income
 (loss) per common
 share: (6)
  Income (loss) before
   extraordinary loss...  $  (2.28)   $  (2.28)   $   0.58  $  (0.69) $   0.47
  Extraordinary loss....     (0.12)         --          --     (0.02)       --
                          --------    --------    --------  --------  --------
  Net income (loss).....  $  (2.40)   $  (2.28)   $   0.58  $  (0.71) $   0.47
                          ========    ========    ========  ========  ========
BALANCE SHEET DATA:
Working capital
 (deficit)..............  $(77,538)   $100,291    $118,724  $101,333  $ 33,287
Total assets............   228,103     300,936     366,415   326,517    99,199
Short-term debt.........   142,009       1,135       6,358       927     1,064
Total long-term debt....       760     134,677     111,843    90,131    20,841
Shareholders' equity
 (deficit)..............    (9,128)     49,428     104,909    90,414    48,821

--------
(1) The Registrant's financial statements for the years ended March 31, 1998, 1997, 1996, and 1995 reflect the Pelikan Acquisition, which occurred on February 24, 1995.
(2) Includes a $5,488 and $8,039 charge associated with increased inventory excess and obsolescence provisions in North America in fiscal 1998 and 1997, respectively, and $7,724 of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead in fiscal 1997.
(3) Includes a $650 charge for inventory spoilage resulting from the installation of new equipment coupled with severe winter weather and a $775 charge resulting from the revision of estimated future workers' compensation costs.
(4) Includes a $1,000 non-recurring pre-tax and after-tax charge associated with the Registrant's secondary offering completed in May 1993.
(5) Represents extraordinary loss from early extinguishment of indebtedness in fiscal 1998 and 1995.
(6) Per share information has also been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

TRENDS

  During the current and preceding three fiscal years, there have been significant consolidations in the office supplies distribution industry. As a result of such consolidations, the purchasing power of the Company's customer base has increased significantly, which compounded with intense price competition, has resulted in significantly lower margins across all product lines. In response to these developments, the Company is continuing to aggressively pursue cost reduction initiatives, and organizing itself into product focused business units that can provide the value added savings demanded by larger customers.

  North American sales of non-impact products have declined significantly due to the lack of consumer acceptance of certain inkjet supplies, intense competition and certain operational problems encountered during the Company's restructuring efforts. The Company's European non-impact sales remained relatively flat in fiscal 1998. Although, the Company believes it can remedy its operational problems, the lack of consumer acceptance of inkjet products for certain printers is expected to significantly limit any growth opportunities for this product line. The Company also expects to see increased competition in laser cartridges as large OEMs enter the replacement laser cartridge market.

  Worldwide sales of impact products continue to decline as non-impact printing devices become more popular and replace impact printers now in service.

  The Company expects to continue to reduce costs through reductions in overall inventory and infrastructure related thereto and by implementing supply chain management initiatives such as order scheduling and freight and inventory management. The Company has organized itself into product focused operating units which is expected to result in better quality, cost control and overall service to the customer.

  The following table sets forth certain historical data from the Company's Statement of Operations for the fiscal years ended March 31, 1998, 1997, and 1996 and the percentage change in such data from year to year. The data for the historical year-end periods is derived from the Consolidated Financial Statements of the Company.

                                                              PERCENTAGE
                                                       INCREASE/(DECREASE) FROM
                             YEAR ENDED MARCH 31,            PRIOR PERIOD
                          ---------------------------- -------------------------
                                (IN THOUSANDS)
                            1998      1997      1996   1998 V. 1997 1997 V. 1996
                          --------  --------  -------- ------------ ------------
Net sales...............  $295,703  $342,302  $424,070    (13.6)%      (19.3)%
Cost of sales...........   255,268   285,144   294,980    (10.5)%       (3.3)%
Gross margin............    40,435    57,158   129,090    (29.3)%      (55.7)%
Selling, general and ad-
 ministrative expenses..    59,756    66,602    78,100    (10.3)%      (14.7)%
Research and development
 expenses...............     6,645     9,646     9,560    (31.1)%       (0.9)%
Loss on sale of divi-
 sion...................     4,061        --        --      N/A           --
Restructuring expenses..     3,349    15,139    13,825    (77.9)%        9.5 %
Other operating ex-
 penses.................        --     1,064        --      N/A           --
Operating income (loss).   (33,376)  (35,293)   27,605     (5.4)%       (N/A)

  The following table sets forth certain data from the Company's Statement of Operations for fiscal years ended March 31, 1998, 1997, and 1996 expressed as a percentage of net sales:

                                YEAR ENDED MARCH
                                       31,
                                ---------------------
                                1998    1997    1996
                                -----   -----   -----
      Net sales...............  100.0 % 100.0 % 100.0 %
      Cost of sales...........   86.3    83.3    69.6
                                -----   -----   -----
      Gross margin............   13.7    16.7    30.4
      Selling, general and ad-
       ministrative expenses..   20.2    19.5    18.4
      Research and development
       expenses...............    2.2     2.8     2.2
      Loss on sale of divi-
       sion...................    1.4      --      --
      Other operating ex-
       penses.................     --     0.3      --
      Restructuring expenses..    1.1     4.4     3.3
                                -----   -----   -----
      Operating income (loss).  (11.3)  (10.3)    6.5
      Other (income) expense..    0.4     0.2    (0.1)
      Interest expense........    5.2     2.5     1.7
                                -----   -----   -----
      Income (loss) before in-
       come taxes.............  (16.9)  (13.0)    4.9
      Provision (benefit) for
       income taxes...........   (0.1)    0.3     1.8
                                -----   -----   -----
      Net income (loss) before
       extraordinary items....  (16.8)% (13.3)%   3.1%
                                =====   =====   =====

  The following table sets forth certain historical revenue data for the fiscal years ended March 31, 1998 and 1997 and the dollar and percentage changes in such data from year to year.

                                               YEAR ENDED
                                                MARCH 31,        1998 V. 1997
                                              --------------  -------------------
                                               1998    1997   DOLLARS  PERCENTAGE
                                              ------  ------  -------  ----------
                                                   (DOLLARS IN MILLIONS)
      Impact revenue:
        North America........................ $ 66.6  $ 73.8  $ (7.2)     (9.8)%
        Europe...............................   54.2    69.1   (14.9)    (21.6)
        Other................................    3.5     3.3     0.2       6.0
        Total................................ $124.3  $146.2  $(21.9)    (15.0)%
        Percent of total.....................   42.0%   42.7%
      Non-impact revenue:
        North America........................ $ 81.8  $ 99.3  $(17.5)    (17.6)%
        Europe...............................   89.6    96.8    (7.2)     (7.4)
        Total................................ $171.4  $196.1  $(24.7)    (12.6)%
        Percent of total.....................   58.0%   57.3%
      Net sales:
        North America........................ $148.4  $173.1  $(24.7)    (14.3)%
        Europe...............................  143.8   165.9   (22.1)    (13.3)
        Other................................    3.5     3.3     0.2       6.1
        Total................................ $295.7  $342.3  $(46.6)    (13.6)%
        Percent of total.....................  100.0%  100.0%

FISCAL 1998 COMPARED TO FISCAL 1997

  Net revenue for fiscal 1998 was $295.7 million, a decline of $46.6 million (13.6%) over fiscal 1997. Worldwide sales of non-impact supplies accounted for approximately 58.0% of total sales for fiscal 1998 compared to 57.3% of total sales in fiscal 1997.

  The North American non-impact sales decline of $17.5 million resulted from a $6.5 million, or 26.3%, decrease in inkjet sales due to lack of sell-through of certain of the Company's products introduced in fiscal year 1997 and fiscal year 1998. Toner sales in North America declined $8.4 million, or 25.1%, as compared to fiscal 1997. North American toner sales were adversely impacted by quality issues and poor delivery performance resulting from the relocation of certain of the manufacturing operations from its toner facility in Connellsville,

Pennsylvania to the Company's facility in Nogales, Mexico. During the fourth quarter of fiscal year 1998 and subsequent to the year then ended, the Company relocated all of its toner related production in Nogales, Mexico back to its toner facility in Connellsville, Pennsylvania. Other non-impact revenues decreased a net $2.6 million due to the sale of its components division in December 1997.

  The European non-impact sales decline of $7.2 million resulted from a $2.9 million decline in inkjet, primarily in the "Easy-Click" product line. Compatable inkjet products were up slightly over fiscal year 1997. Approximately $7.9 million of the decline was due to exchange rate fluctuations. MIT printhead and ink sales increased by $5.4 million in fiscal year 1998. The remaining decline of $1.8 million resulted from the Company's French Forms division.

  Worldwide sales of impact supplies accounted for approximately 42.0% of total sales in fiscal 1998, compared to 42.7% of total sales in fiscal 1997.

  Impact sales declined $7.2 million (9.8%) in North America and $14.9 million (21.6%) in Europe between fiscal 1997 and fiscal 1998. Approximately $6.0 million of the decline in Europe was due to exchange rate fluctuations. The decrease is directly related to the shift to non-impact printing devices that are slowly rendering impact printing devices obsolete for many applications. The overall 10.9% decline in impact products for the market outperformed the overall industry decline in impact products which is estimated to have declined 15%.

  Cost of sales were $255.3 million (86.3% of net sales) for fiscal 1998, compared to $285.1 million (83.3% of net sales) in fiscal 1997. Included in cost of sales for fiscal 1998 were $5.5 million (1.9% of net sales) of expenses associated with increased inventory excess and obsolescence reserves in North America. Such charges were caused by poor inventory management and the introduction of unprofitable low volume products in prior years that were subsequently discontinued in fiscal year 1998. The Company has implemented certain controls over the forecasting and purchasing of inventory, as well as controls over the introduction of new products in North America. In addition, gross margin in North America was adversely impacted during the current fiscal year by $6.7 million (2.3% of net sales), associated with increased customer allowances, due to competition and price pressures in the market place. Pricing pressures are expected to continue across all product lines in North America and Europe.

  For fiscal 1998, research and development expenses amounted to $6.6 million, (2.2% of net sales), compared to $9.6 million (2.8% of net sales) in fiscal 1997. Approximately $2.2 million, or 73%, of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2.0% of net sales.

  Selling, general and administrative expenses were $59.7 million for fiscal 1998, compared to $66.6 million in the previous year. The reduction in these expenses resulted primarily from the Company's implementation of worldwide expense reduction programs, which included significant reductions in headcount.

  Restructuring expenses amounted to $3.3 million in the current fiscal year. These expenses related primarily to: (1) closure of the Dallas, Texas headquarters; (2) centralization of sales and distribution into Franklin, Tennessee; and (3) closing one toner facility and consolidating toner manufacturing into Connellsville, Pennsylvania.

  Interest expense for fiscal 1998 was $15.5 million, compared to $8.4 million for the previous year. The increase is the result of higher outstanding borrowings, higher interest rates and the amortization of bank fees related to the July 31, 1997 refinancing of indebtedness with its lender.

  For fiscal 1998, the Company received minimum tax benefits from its losses because of an increase in its tax valuation allowance of approximately $14.2 million against certain deferred tax assets, particularly its net operating loss carryforwards. Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported an income tax benefit of $0.3 million in fiscal 1998 and an income tax expense of $5.2 million in the previous year.

  For fiscal 1998, the Company recognized a net loss of $52.4 million, compared to a net loss of $49.7 million in fiscal 1997. The greater net loss is directly attributable to: (1) a $46.6 million decrease in sales and a 3.0% increase in cost of goods sold as a percentage of sales; (2) the recognition of an extraordinary charge resulting from the early extinguishment of debt of $2.6 million; (3) higher interest expense of $7.0 million; and (4) a $4.1 million loss on the sale of division of the Company. The increase in net loss was offset by a $6.8 million reduction in selling, general and administrative costs, $3.0 million reduction in research and development costs and $11.8 million decline in restructuring costs.

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

  Sales of non-impact supplies in Europe were $96.8 million for fiscal 1997, compared to $121.2 million in fiscal 1996, and represented 58.3% of total European sales for fiscal 1997. Approximately $7.5 million of the decline in sales of non-impact products in Europe was due to exchange rate fluctuations. An additional $7.7 million of the decline resulted from unit sales price reductions initiated in the first quarter of fiscal 1997, which did not result in increased sales. The balance of the decrease, $9.1 million, resulted from a decline in sales of laser cartridges and components.

  Cost of sales were $285.1 million (83.3% of net sales) in fiscal 1997, compared to $295.0 million (69.6% of net sales) in fiscal 1996. Included in cost of sales for the year ended March 31, 1997 were the following significant charges: (1) a $8.0 million (2.3% of net sales) charge associated with inventory write-offs and increased excess and obsolescence reserves in North America; and (2) $7.7 million (2.2% of net sales) of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead. In addition, gross margin was adversely impacted during the year by: (1) a revenue decline of $14.9 million (4.4% of net sales) resulting from the reduction in unit selling prices in Europe noted above; and (2) $9.8 million (2.9% of net sales) associated with increased customer allowances and rebates. Lastly, gross margin was also impacted by the decline in net sales of impact and toner products in North America and the related effect on absorption of manufacturing overhead costs.

  During fiscal 1997 the Company attempted to reduce its worldwide manufacturing costs for impact products and labor intensive non-impact products by accelerating the migration of the manufacturing of such products to its lower labor cost facilities in Mexico and China. The Company also began monitoring inventory levels more closely and evaluating inventory management systems and procedures in an effort to mitigate the effects of future write-offs of inventories and to maximize the conversion of excess inventories into cash.

  Research and development expenses were $9.6 million, substantially the same as in fiscal 1996.

  Selling, general and administrative expenses were $66.6 million (19.5% of net sales) for fiscal 1997, a reduction of $11.5 million, compared to $78.1 million (18.4% of net sales) for fiscal year 1996. Approximately $3.4 million of the reduction was due to exchange rate fluctuations with the balance resulting from the implementation of expense reduction programs in Europe.

  Restructuring expenses amounted to $15.1 million in fiscal 1997, compared to $13.8 million in the previous year. For fiscal 1997 these costs related primarily to: (1) consolidation of impact product production into Scotland, Mexico and China; (2) centralization of distribution into primarily Franklin, Tennessee and Duren, Germany; (3) transition of European sales forces from a predominantly fixed-cost basis to a sales force with commission-based agents; and (4) closing of one toner facility and consolidation of toner manufacturing into Connellsville, Pennsylvania and Monchaltorf, Switzerland.

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

  Net sales from continuing operations for fiscal 1996 were $424.1 million, an increase of $230.5 million (119.1%) over fiscal 1995. The inclusion of the Pelikan Hardcopy Division operations in fiscal 1996 accounted for substantially all of this increase. For the year, sales by North American entities amounted to $204.0 million and sales by European entities were $215.7 million. Worldwide sales of non-impact supplies were $220.5 million, an increase of $137.5 million, or 165.7%, over the prior year. Sales of non-impact products represented 51.9% of total fiscal 1996 sales versus 43.0% of fiscal 1995 sales. Sales of impact supplies almost doubled in fiscal 1996 and amounted to $203.6 million.

  Cost of sales were $295.0 million (69.6% of net sales) in fiscal 1996 compared to $142.9 million (73.8%) in fiscal 1995. The improvement in gross margins was due to the inclusion in the current year period of the results of the Pelikan Hardcopy Division' European operations, which operate at higher gross margins. Selling, general and administrative expenses were $78.1 million (18.4% of net sales) for fiscal 1996 compared to $29.4 million (15.2% of net sales) in fiscal 1995. Research and development expenses amounted to $9.6 million in fiscal 1996 compared to $1.8 million in fiscal 1995. The increase in both of these expense categories was directly attributable to the inclusion of the results of the Pelikan Hardcopy Division operations.

  Restructuring expenses, which were incurred as a result of the Pelikan Acquisition and includes the elimination of redundant facilities and the consolidation of operations, amounted to $13.8 million and $28.4 million in fiscal 1996 and 1995, respectively. The total cumulative restructuring charge incurred by the Company related to the merger of certain of its North American operations with those of Pelikan amounted to $29.3 million and included, among other things: (1) closure of the Company's Bardstown, Kentucky manufacturing, distribution and administrative facility and merger of its operations into the Pelikan Franklin, Tennessee facility; (2) consolidation of ICMI with the Pelikan Derry, Pennsylvania facility; (3) termination of a contract ribbon manufacturing arrangement and merger of these operations into the Pelikan Franklin, Tennessee facility; and (4) consolidation of administrative and sales personnel. The total cumulative restructuring charge incurred by the Company related to the merger of its European operations with those of Pelikan amounted to $11.4 million and included: (1) costs associated with the closure of the Company's Deeside, Wales manufacturing facility and merger of its operations into the Pelikan Scotland facility; and (2) redundancy costs associated with the down-sizing of the German production facility.

  In fiscal 1996, the Company revised its estimates with respect to the aforementioned restructuring plan. The changes in the Company's estimates resulted in increases in the amounts required for severance and facility maintenance of $0.5 million in each case and decreases in amounts required for lease cancellations and contract cancellations of $0.6 million and $1.0 million, respectively.

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

  For fiscal 1996, the Company recognized net income of $13.1 million compared to a net loss of $12.4 million in fiscal 1995. The increase in net income is primarily attributed to a net reduction of $14.6 million in restructuring charges for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  For fiscal 1998, cash used by operating activities amounted to $5.8 million. Capital expenditures, primarily related to the purchase of manufacturing equipment related to non-impact product lines, were $5.6 million.

  For fiscal 1997, cash used by operating activities amounted to $4.9 million, primarily to fund restructuring expenses. Capital expenditures, primarily related to the purchase of ink jet and toner manufacturing equipment, were $12.3 million.

  For fiscal 1996, cash used by operating activities amounted to $23.9 million, primarily due to restructuring expenses, and increased working capital needs associated with increased inventories.

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

  On July 31, 1997 the Company entered into the Second Amended and Restated Credit Agreements (the "Second Amended Agreements"). The Second Amended Agreements provide for a total borrowing commitment at date of closing of approximately $145 million including a $10 million letter of credit facility (the "Facilities"). The Facilities are comprised of a $100 million U.S. facility (the "U.S. Facility"), a CHF 50 million Swiss facility (the "Swiss Facility") and a (Pounds)6.275 million U.K. facility (the "U.K. Facility"). The

Second Amended Agreements are funded through a syndicate of commercial lenders and include a senior secured reducing revolving credit facility.

  The U.S. Facility bears interest at (a) 1% through June 30, 1998 and thereafter at 2%, plus (b) the greater of (i) the prime rate of NationsBank of Texas, N.A. or (ii) the Federal Funds rate plus 0.5%. The rate at March 31, 1998 was 9.5%. The Swiss Facility and the U.K. Facility bear interest at LIBOR plus 4% through June 30, 1998 and LIBOR plus 5% thereafter. The weighted average interest rate for the Swiss Facility and the U.K. Facility at March 31, 1998 was 7.33%. The Second Amended Agreements provide for a commitment fee during the period prior to maturity of 0.75% of the unutilized commitment under the Second Amended Agreements. At March 31, 1998, the Company has cash borrowings outstanding of $141.5 million under the Facilities. The Facilities mature on January 4, 1999.

  The Second Amended Agreements contain a number of affirmative and negative covenants, including restrictions on indebtedness, liens, investments (including intercompany investments and advances), contingent obligations, dividend payments, sale or transfer of assets and acquisition or disposition of the stock of subsidiaries. In addition, the Second Amended Agreements contain financial covenants requiring the maintenance of certain financial ratios and net worth and limits restructuring charges and capital expenditures. The most restrictive of the financial covenants is the requirement that the Company maintain specified minimum amounts of earnings before interest, taxes, depreciation, amortization, certain noncash losses and gains, restructuring and other nonrecurring charges (as defined) ("EBITDAR"). The EBITDAR covenant is tested monthly. Additionally, the Second Amended Agreements are subject to customary events of default, including but not limited to payment defaults and compliance of financial covenants. The Facilities are guaranteed by the Company and all its significant subsidiaries and are collateralized by substantially all of the assets of the Company and its significant subsidiaries.

  As of and since the quarter ended December 26, 1997, the Company has been in violation of certain financial covenants related to the Second Amended Agreements. Since that time, the Company and its lenders have entered into a series of amendments and waivers to the Second Amended Agreements. The amendments and waivers provided, among other things, the following:

  . Waived for the period from December 26, 1997 through August 31, 1998 violations of certain financial covenants as of and for the quarters ended December 26, 1997, March 31, 1998 and June 27, 1998;

  . Deferred the mandatory principal reduction of $4.0 million due on May 29, 1998 and scheduled a $5.0 million payment due on August 31, 1998;

  . Restricted the Company from making intercompany loans and investments in certain subsidiaries;

  . Required the Company to use all proceeds from the sale of assets as a permanent reduction of the revolver under the credit Second Amended Agreements; and

  . Required monthly principal reductions of $0.5 million commencing May, 1998 through July, 1998.

  In response to the poor operating results, the Company added new senior officers to various key positions.

  Management does not believe that the Company has adequate sources of working capital to provide the Company with sufficient cash to meet its near term obligations. In December 1997, the Company engaged Glass & Associates, Inc., management consultants, to provide interim management services and to assist the Company in finding solutions to its current operating issues and in developing a business restructuring plan. In addition, the Company has engaged BT Alex. Brown Incorporated to assist in the sale of all or part of the Company's business. The Company will also continue to focus on managing net working capital. However, there can be no assurance that any of these strategies will provide the Company with adequate working capital and sufficient cash flow to meet its near term obligations. The current waiver of existing defaults under the Second Amended Agreements expires at the end of August 1998. While the Company's lenders have previously provided waivers, there can be no assurance they will do so in the future. Unless the Company's lenders agree to a new waiver, the Company will be in default under the Second Amended Agreements, and the Company will not have adequate cash to pay the outstanding indebtedness at that time.

EFFECTS OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

  Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported a $0.2 million exchange loss in fiscal 1998 and a $0.4 million exchange gain in fiscal 1997. The five most significant foreign currencies in which the Company transacts include German Deutschmarks, Swiss Francs, British Pound Sterling, French Francs, and Swedish Krona.

CAPITAL EXPENDITURES; ENVIRONMENTAL MATTERS; RESEARCH AND DEVELOPMENT

  Capital expenditures for fiscal 1998, 1997 and 1996 amounted to $5.6 million, $12.3 million, and $13.1 million, respectively. Such expenditures were primarily for the purchase of computer equipment and the expansion of manufacturing capacity for ink jet and other non-impact supplies. The Company expects that capital expenditures in fiscal 1999 will total approximately $5.0 million and that capital expenditures will approximate $6.0 million per year after fiscal 1999.

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

  Research and development expenses were $6.6 million, $9.6 million and $9.6 million in fiscal 1998, 1997 and 1996, respectively. Research and development expenses beginning in fiscal 1999 are expected to approximate $6.2 million and will increase or decrease each year thereafter proportionately as revenues increase or decrease.

INFLATION

  The Company is subject to the effects of changing prices. Prices for the Company's impact products have generally declined over the past three years. Because of the declining market for impact printing supplies, the company expects prices for these products to continue to decrease. As a result of its general inability to pass along cost increases, with respect to its impact printing supplies, future increases in production costs or raw material prices could have an adverse effect on the Company's business. Management currently believes that inflation will have less impact on the Company's non-impact operations because of the expanding market for non-impact printing supplies.

NEW ACCOUNTING STANDARDS

  During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". These standards are effective for financial statements for fiscal years beginning after December 15, 1997. During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employer's Disclosure about Pension and Other Postretirement Benefits", which is effective for financial statements for fiscal years beginning after December 15, 1997, and Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activity", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statements but has not yet determined the full impact.

YEAR 2000 COMPUTER ISSUES

  The Company has completed its initial assessment of the year 2000 issues facing its information systems. Certain of the Company's information systems are not currently in compliance with the modifications necessary for the year 2000. It is believed that through modifications or conversions to new hardware, software and embedded technologies that the year 2000 issues can be mitigated. The Company expects to utilize both internal and external resources to reprogram, replace and test software and embedded technologies for the year 2000 modifications. Additionally, the Company also plans to communicate with customers, vendors and others to ensure that their systems are year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's system rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material effect on the Company. The cost of the year 2000 compliance has not yet been finalized. There can be no assurance that the Company will have adequate resources to implement such system changes.

ECONOMIC AND MONETARY UNION IN EUROPE ("EMU")

  EMU refers to the movement toward economic and monetary union in Europe with the ultimate goal of introducing a single currency called the Euro. Monetary union will have profound financial and political implications. It removes the existence of different currencies, monetary policies, and, to some degree, fiscal policies from Europe's financial markets. It effectively brings about a merger of the capital markets of the countries that join EMU.

  The European Pelikan Hardcopy businesses will be affected by EMU. EMU will require many significant changes for all of banking and commerce including currency conversion and modifications of payment and settlement systems, to name a few. As with the year 2000 issue, EMU poses various operating risks. The Company has implemented a new system to address the changes required and expects all areas of the Company to be ready well in advance of the EMU start date of January 1, 1999. Management anticipates that the formation of EMU will not materially affect the trend of earnings of the Company.

CAUTIONARY STATEMENT

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in particular those statements which represent the Company's expectations or beliefs concerning, among other things: the Company's ability to mitigate the effect of the reduction in the impact market by realizing cost savings as a result of transferring production to lower cost facilities and by expanding into additional markets; the introduction of new products and reversal of the overall decline in its revenues; the ability to maximize conversion of excess inventories into cash; the adequacy of the Company's current credit facilities to provide sufficient cash flow to meet its obligations; the ability to restructure the Company's debt or obtain additional waivers from its lenders with respect to defaults under the Second Amended Agreements; future capital expenditure levels; indemnification obligations of third parties and other assumptions regarding environmental matters; the effect of inflation on future operations; the impact of the formation of the EMU; and the effect of the year 2000 compliance issues. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, particularly the possibility of increased competition from OEMs, manufacturing efficiencies, new product development, consumer acceptance of new products developed by the Company, particularly non-impact supplies, availability of raw materials and critical manufacturing equipment, and the regulatory and trade environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-30 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

John P. Rochon, age 46, Director of the Company since 1994

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

Patrick E. Howard, age 50, Director of the Company since 1997

  Mr. Howard had been Chief Operating Officer of the Company since February 1997 and became Chief Executive Officer of the Company in August 1997, serving in those capacities until December 1997. He has been a Director of the Company since August 1997. He was Executive Vice President of Mary Kay, Inc. from December 1985 until January 1996. Since January 1996 Mr. Howard has been Chief Executive Officer of the Richmont Group.

MEETINGS OF THE BOARD

  The Company's Board held 10 regularly scheduled or special meetings during the fiscal year ended March 31, 1998 and acted by unanimous consent nine times. The entire Board acts as the Audit Committee and Stock Option Committee.

  During fiscal 1998, Messrs. Donald A. Bolke and Hubbard C. Howe, who had been directors since 1994 and 1988, respectively, resigned from the Board. In addition, Brian D. Finn, who had been a director since 1993, and David F. Brigante, who had been a director since 1992, both resigned from the Board after the end of the last fiscal year.

  Each current member of the Board attended at least 75% of the total number of meetings of the Board and of the Committees of the Board on which he served that was held during the fiscal year.

COMPENSATION OF DIRECTORS

  Directors who are also employees of the company are not compensated for services as directors. Non-employee directors of the Company formerly received $20,000 per year, plus $2,000 per year per committee membership and $2,000 per year per committee Chairmanship. The directors waived all fees due to them for fiscal 1998. In addition, under the Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated (the "1992 Plan"), the Company provided non-employee directors one-time grants of non-qualified stock options for 30,000 shares of Common Stock upon his or her initial election or appointment to the Board. During the Fiscal Year and prior to his resignation in July 1997, Mr. Hubbard C. Howe was paid $37,500 as Vice President of the Board in lieu of directors' fees otherwise payable to him.

  Under the terms of the Nu-kote Holding, Inc. Deferred Stock Compensation Plan (the "Deferred Stock Plan"), non-employee directors may elect to defer all or a portion of their director's fees, including fees for attendance at regular and special Board and committee meetings, for any calendar year (the "Deferred

Amount"). Each Deferred Amount is credited by the company to a bookkeeping account (the "Stock Account") and is converted into a stock equivalent (a "Stock Equivalent") on the date the amount is credited. The number of Stock Equivalents is based on the closing price of the Company's Common Stock. Distributions are only made from a director's Stock Account upon termination of the director's service through death, retirement or otherwise.

COMMITTEES OF THE BOARD

  Audit Committee. The Audit Committee of the Board reviews and approves the scope and results of any outside audit of the Company, and the fees therefor, and makes recommendations to the Board of Directors or management concerning auditing and accounting matters and the selection of outside auditors. During the Fiscal Year, the Audit Committee of the Board met one time. At this time, the entire Board acts as the Audit Committee.

  Stock Option Committee. The Stock Option Committee of the Board was formed on September 27, 1996 and is empowered to administer the Company's 1992 Plan, Senior Management Stock Appreciation Rights Plan and such other employee benefit plans, programs, policies and procedures as the Board may select. From inception to the end of the Fiscal Year, the Stock Option Committee of the Board acted three times by unanimous written consent. At this time, the entire Board acts as the Stock Option Committee.

  By resolution and vote of the Company's Board of Directors, both the Executive Committee and Compensation and Benefits Committee were eliminated during the Fiscal Year due to the reduction of the number of directors constituting the Board of Directors. Responsibilities normally associated with these Committees are being administered by the entire Board of Directors.

EXECUTIVE OFFICERS

  Information about the current Officers of the Company appears above under the caption "Executive Officers of the Registrant".

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the NASDAQ National Market System. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required for the Fiscal Year, the Company believes that during the Fiscal Year no executive officer, director or greater that 10% stockholder was delinquent in filing any reports other than Messrs. Donnellan, Ligon and Theodore who filed their initial statements of beneficial ownership on Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

  The following table summarizes the compensation paid to the Company's Chief Executive Officer and certain of the Company's other executive officers and significant employees whose total salary and bonus for the Fiscal Year exceeded $100,000 (the "Named Executives") with respect to all services rendered to the Company during the previous three fiscal years.

                          SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                        ANNUAL COMPENSATION                AWARDS
                             ------------------------------------------ ------------
                                                                         SECURITIES
                             FISCAL YEAR                   OTHER ANNUAL  UNDERYLING   ALL OTHER
                                ENDED     SALARY   BONUS   COMPENSATION OPTIONS/SARS COMPENSATION
NAME AND PRINCIPAL POSITION   MARCH 31,   ($)(1)    ($)       ($)(2)        (3)         ($)(4)
---------------------------  ----------- -------- -------- ------------ ------------ ------------
Shaun K. Donnellan (5)...       1998           --       --        --           --            --
 Chief Executive Officer,
  President, and Chief
  Operating Officer
William R. Ligon (5).....       1998           --       --        --           --            --
 General Manager, North
 American Operations
Hans Paffhausen..........       1998     $220,409       --   $13,690           --            --
 Managing Director,             1997     $249,730       --   $15,511           --            --
 European Operations            1996     $267,237 $133,610   $17,240           --            --
C. Ronald Baiocchi.......       1998     $226,733       --   $ 9,321           --      $  3,800
 Vice President --              1997     $205,000       --   $ 9,012           --      $  3,674
 Nu-kote International,         1996     $138,462 $ 96,000   $ 8,441      160,000      $ 62,437
  Inc.
Richard A. Larsen........       1998     $160,000       --   $ 7,200           --      $  3,800
 Senior Vice President,         1997     $160,000       --   $ 7,200           --      $  2,806
  General Counsel               1996     $126,154 $112,896   $ 5,677           --            --
 and Secretary
Ian Elliott..............       1998     $140,000       --   $ 4,800           --      $  3,360
 Vice President--Product        1997     $124,039       --   $ 4,355           --      $  2,977
  Development                   1996     $ 99,498 $ 50,000        --           --      $  1,829
 Nu-kote International,
  Inc.
David F. Brigante (6)....       1998     $539,993       --        --           --      $  6,708
 Former Chairman of the         1997     $523,558       --   $13,133           --      $  3,800
  Board and Former              1996     $450,000 $630,000   $30,720      720,000      $653,696
  Chief Executive Officer
Patrick E. Howard (7)....       1998           --       --        --           --            --
 Former Chief Executive         1997           --       --        --           --            --
  Officer
Daniel M. Kerrane (8)....       1998     $198,113       --   $29,585           --      $  3,800
 Former Executive Vice          1997     $299,038       --   $29,498           --      $  3,800
  President and Chief           1996     $250,000 $262,500   $44,901      240,000      $423,696
  Financial Officer
Anthony G. Schmeck (9)...       1998     $193,627       --        --           --      $  3,904
 Former Senior Vice             1997     $224,231       --   $11,549           --      $  3,800
  President--                   1996     $185,000 $168,350   $16,843      160,000      $243,404
 Finance, Corporate
  Controller
 and Secretary

--------

    Footnotes to the Summary Compensation Table are on the following page.

(1) Includes, where applicable, amounts electively deferred by each Named Executive under the Nu-kote International, Inc. Employee Savings Plan (the "Savings Plan")

(2) Amounts listed in this column for fiscal 1998 include (a) automobile allowances in the amounts of $13,690, $6,000, $7,200, $4,800, $11,504,
    $7,793, and $4,912 for Messrs. Paffhausen, Baiocchi, Larsen, Elliott, Brigante, Kerrane and Schmeck, respectively; (b) club dues of $3,321, $4,482, $4,482 and $3,361 for each of Messrs. Baiocchi, Brigante, Kerrane and Schmeck, respectively; and (c) imputed interest of $17,310 on a relocation loan for Mr. Kerrane.

(3) No stock appreciation rights awards were granted in either fiscal 1998 or 1997.

(4) Amounts listed in this column for fiscal 1998 include (a) the Company's contributions to the Savings Plan (exclusive of amounts deferred at the election of the Named Executive) on behalf of each of the Named Executives, in the amount of $3,800, $3,800, $3,600, $6,708, $3,800 and
    $3,904 for Messrs. Baiocchi, Larsen, Elliott, Brigante, Kerrane and Schmeck, respectively.

(5) The services of Messrs. Donnellan and Ligon were made available to the Company pursuant to a consulting agreement between Glass & Associates, Inc. and the Company. While the Company does not compensate Messrs. Donnellan and Ligon directly for their services, the Company has paid Glass & Associates, Inc. $539,585 during fiscal 1998 for operational, sales, financial, marketing and management consulting services provided by Messrs. Donnellan and Ligon and other associates of Glass & Associates, Inc. Additionally, Messrs. Donnellan and Ligon and other associates of Glass & Associates, Inc. have been reimbursed actual and reasonable expenses of $108,685 incurred by them in performing services for the Company. Glass & Associates, Inc. is a third-party consulting firm, independent of the Company.

(6) Chief Executive Officer of the Company until August 1997 and Chairman of the Board until May 1998.

(7) The services of Mr. Howard were made available to the Company pursuant to a consulting agreement between Richmont Corporation and the Company, until his resignation on December 9, 1997. The Company did not compensate Mr. Howard directly for his services. The Company received the services of the Richmont Corporation free of charge during fiscal 1998, which included operational, sales, financial, marketing and management consulting services provided by Mr. Howard and other employees of Richmont Corporation. Mr. Howard and other employees of Richmont Corporation have been reimbursed actual and reasonable expenses incurred by them in performing services for the Company. Richmont Corporation is an affiliate of Richmont Capital Partners I, L.P., see: Security Ownership of Principal Stockholders and Management.

(8) Executive Vice President and Chief Financial Officer of the Company until October 10, 1997.

(9) Senior Vice President Finance, Corporate Controller and Secretary of the Company until December 19, 1997.

  The following table sets forth the stock appreciation rights granted during the fiscal year to each of the named executives and certain hypothetical values for such options and rights.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                         INDIVIDUAL GRANTS
                         -------------------------------------------------
                                                                           POTENTIAL REALIZABLE
                                                                             VALUE OF ASSUMED
                          NUMBER OF    PERCENT OF                            ANNUAL RATES OF
                         SECURITIES      TOTAL                                 STOCK PRICE
                         UNDERLYING   OPTIONS/SARS                             APPRECIATION
                         OPTION/SARS   GRANTED TO   EXERCISE OR             FOR OPTION TERM(1)
                           GRANTED     EMPLOYEES    BASE PRICE  EXPIRATION ----------------------
NAME                       (#)(1)    IN FISCAL YEAR   ($/SH)       DATE      5%($)       10%($)
----                     ----------- -------------- ----------- ----------   -----     ----------
Shaun K. Donnellan......      --           --            --         --              --          --
William R. Ligon........      --           --            --         --              --          --
Hans Paffhausen.........      --           --            --         --              --          --
C. Ronald Baiocchi......      --           --            --         --              --          --
Richard A. Larsen.......      --           --            --         --              --          --
Ian Elliott.............      --           --            --         --              --          --
David F. Brigante.......      --           --            --         --              --          --
Patrick E. Howard.......      --           --            --         --              --          --
Daniel M. Kerrane.......      --           --            --         --              --          --
Anthony G. Schmeck......      --           --            --         --              --          --

--------
(1) Based upon the per share market price on the date of grant and on annual appreciation of such market price through the expiration date of such awards at the stated rates. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any are dependent on the future performance of the Common Stock, as well as the continued employment of the Named Executive through the term of the awards. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code of 1986, as amended and any applicable state laws.

  The following table sets forth the number of and value realized on shares acquired on exercise of stock options during the Fiscal Year and the number of shares covered by exercisable and unexercisable options and stock appreciation rights held, and the dollar values which would have been realized on exercise of such options and stock appreciation rights, on March 31, 1998 by each of the Named Executives.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AT FY-END OPTION/SAR VALUES

                                                    NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                                   UNDERLYING UNEXERCISED        "IN-THE-MONEY"
                                                     OPTIONS/SARS AT FY-          OPTIONS/SARS
                           SHARES                          END (#)              AT FY-END ($)(1)
                          ACQUIRED      VALUE     ------------------------- -------------------------
NAME                     ON EXERCISE REALIZED ($) EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------- ------------ ----------- ------------- ----------- -------------
Shaun K. Donnellan......      --          --            --            --         --           --
William R. Ligon........      --          --            --            --         --           --
Hans Paffhausen.........      --          --        60,000        40,000         --           --
C. Ronald Baiocchi......      --          --        25,983        13,220         --           --
Richard A. Larsen.......      --          --        20,000        30,000         --           --
Ian Elliott.............      --          --        32,038        21,512         --           --
David F. Brigante.......      --          --            --            --         --           --
Patrick E. Howard.......      --          --            --       200,000         --           --
Daniel M. Kerrane.......      --          --            --            --         --           --
Anthony G. Schmeck......      --          --            --            --         --           --

--------
(1) Based upon the closing price of the Common Stock ($0.219) on the NASDAQ National Market System on March 31, 1998.

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

      ANNUALIZED AVERAGE    10 YEARS   20 YEARS   25 YEARS   30 YEARS   35 YEARS
          FINAL PAY        OF SERVICE OF SERVICE OF SERVICE OF SERVICE OF SERVICE
      ------------------   ---------- ---------- ---------- ---------- ----------
       $ 50,000.........     $6,777    $10,818    $12,073    $13,551    $14,951
         75,000.........      9,438     15,644     18,845     21,918     24,318
        100,000.........     12,563     21,894     26,658     31,293     34,693
        125,000.........     15,688     28,144     34,470     40,668     45,068
        150,000.........     18,813     34,394     42,283     50,043     55,443
        175,000.........     18,813     34,394     42,283     50,043     55,443
        200,000.........     18,813     34,394     42,283     50,043     55,443
        225,000.........     18,813     34,394     42,283     50,043     55,443
        250,000.........     18,813     34,394     42,283     50,043     55,443

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

  At March 31, 1998, the credited years of service and the compensation covered under the Pension Plan of the participation Named Executives were as follows:

                                           YEARS OF SERVICE COVERED COMPENSATION
                                           ---------------- --------------------
      C. Ronald Baiocchi..................        21              $150,000
      Richard A. Larsen...................         3              $150,000
      Ian Elliott.........................        20              $150,000
      David F. Brigante...................        18              $150,000
      Daniel M. Kerrane...................         5              $150,000
      Anthony G. Schmeck..................        11              $150,000

  Mr. Hans Paffhausen is not covered by the above referenced Pension Plan, but is covered by a separate plan in Switzerland.

EMPLOYMENT AGREEMENTS

  None of the Company's executive officers have written employment agreements. In May 1998, however, Messrs. Baiocchi, Larsen, Paffhausen, Theodore and Elliott entered into retention agreements, which are triggered upon a change in control or a restructuring of the Company's long-term financing agreement with its lender. Shaun Donnellan, the Company's Chief Executive Officer, serves in such capacity pursuant to a contract between the Company and Glass & Associates, Inc., and he is compensated by Glass & Associates, Inc.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The entire Board currently acts as the Stock Option Committee and Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

  The following table sets forth certain information regarding each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company. Such information has been obtained from the most recent public filings submitted or other information made available to the Company by such holders.

                                                       AMOUNT AND
                                                         NATURE
NAME AND ADDRESS OF                                   OF BENEFICIAL  PERCENTAGE
BENEFICIAL OWNER                                      OWNERSHIP(1)    OF CLASS
-------------------                                   -------------  ----------
Ligapart AG..........................................   4,600,000       21.1%
 Neuhofstrasse 4
 6340 Bear, Switzerland
Richmont Capital Partners I, L.P.....................   2,559,360       11.8%
 4300 Westgrove
 Dallas, Texas 75428
Heartland Advisors, Inc..............................   1,100,000        5.1%
 790 North Milwaukee St.
 Milwaukee, Wisconson 53202
Oppenheimer Group, Inc...............................   2,062,600(2)     9.5%
 Oppenheimer Tower
 World Financial Center
 New York, New York 10281

--------
(1) Unless otherwise indicated, such shares of Common Stock are owned with sole voting and investment powers.
(2) Represents the aggregate shares held by the Oppenheimer Group, Inc. and its subsidiaries and affiliates, including Oppenheimer Financial Corp., Oppenheimer Equities Inc., Oppenheimer Holding, Inc., Oppenheimer & Co., Inc. and Oppenheimer Capital, L.P. Oppenheimer Group, Inc. is a parent holding company and disclaims beneficial ownership and voting and dispositive power over the shares held by its subsidiaries and their clients.

MANAGEMENT

  The following table sets forth, as of June 22, 1998, certain information as to the shares of Common Stock beneficially owned by each director and nominee as director of the Company, by each Named Executive, as defined herein, and by all directors and executive officers of the Company as a group:

                                                AMOUNT AND NATURE
   NAME AND ADDRESS OF                            OF BENEFICIAL      PERCENTAGE
   BENEFICIAL OWNER                               OWNERSHIP (1)       OF CLASS
   -------------------                          -----------------    ----------
   John P. Rochon..............................     2,577,360 (2)(3)    11.5%
   Patrick E. Howard...........................            --              *
   Hans Paffhausen.............................        60,000 (4)          *
   C. Ronald Baiocchi..........................        25,982 (4)          *
   Shaun K. Donnellan..........................            --              *
   William R. Ligon............................            --              *
   Richard A. Larsen...........................            --              *
   Ian Elliott.................................        32,038 (4)          *
   David F. Brigante...........................       262,556 (4)          *
   All directors and executive officers as a
    group (9 persons)..........................     2,957,936 (5)       13.6%

--------
* less than 1% of class
(1) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and sole investment power.
(2) Includes 2,559,360 shares owned by Richmont Capital Partners L.P., as to which shares Mr. Rochon has shared voting and investment power.
(3) Includes 18,000 shares that may be acquired through the exercise of stock options, which are exercisable within 60 days of June 22, 1998.
(4) Represents shares that may be acquired through the exercise of stock options, which are exercisable within 60 days of June 22, 1998.
(5) Includes 380,576 shares which may be acquired through the exercise of stock options exercisable within 60 days of June 22, 1998 and other shares deemed beneficially owned by the Company's directors as described in the preceding notes.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

  Mr. Brigante entered into a severance agreement with the Company on March 9, 1998. Mr. Brigante will receive $262,500 over a twelve-month period and will receive other employment benefits (such as group health, life and disability insurance, use of Company automobiles, and country club membership along with monthly dues) until March 9, 1999. Mr. Brigante will not engage in any Competitive Activity (as defined in the agreement) with the Company during the time he is receiving benefits from the Company. This agreement canceled all prior contracts and agreements between Mr. Brigante and the Company. Mr. Brigante resigned as a director following the end of the fiscal year.

  Mr. Kerrane had been employed by the Company under an employment agreement. However, on May, 1997, Mr. Kerrane filed suit against the Company in a Texas State District Court in Dallas county, Texas. Mr. Kerrane alleged that his agreement with the Company entitled him to terminate his employment and receive a lump sum severance payment because the Company "substantially reduced" his authorities, powers and duties in April 1997. The suit was settled with a settlement agreement between Mr. Kerrane and the Company, dated May 6, 1998. In the settlement agreement, the Company agreed to make bi-weekly payments of $12,500 to Mr. Kerrane, totaling $150,000, agreed to pay Mr. Kerrane's attorney's fees related to the dispute and lawsuit, up to a sum of $40,000, agreed to pay approximately $23,000 in withholding taxes and paid Mr. Kerrane's country club dues, totaling $15,000. Further, the Company waived all payments due to the Company by Mr. Kerrane on an interest free home purchase loan made by the Company to Mr. Kerrane in May 1994, such payments due totaling $300,000. See "Certain Transactions."

  On December 10, 1997, the Company engaged Glass & Associates, Inc. ("Glass") to provide general management of the Company's operating and business affairs. Glass provided Shaun K. Donnellan to serve as interim Chief Executive Officer of the Company. Pursuant to the engagement agreement, the Company agreed to compensate Glass for its services at its regular published rates of $250-$300 per hour for Principals, $250-$200 per hour for any Case Director, $175-$225 per hour for any Senior Consultant, $125-$175 per hour for any Consultant and $45-$60 per hour for any clerical or administrative person. The Company will also pay all expenses of Glass. The Company made an initial payment of $200,000 as a deposit, which unused portion will be refunded to the Company at the end of the assignment. Additionally, the Company paid Glass $539,585 in fees and reimbursed them for $108,685 in expenses during the fiscal year ended March 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON FORM 8-K

  (a)(1) Reference is made to the Index to Consolidated Financial Statements appearing at page F-1 of this report.
     (2)Reference is made to the Index to Financial Statement Schedules appearing at page S-1 of this report.
     (3)Exhibits.

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  3.1    --Amended and Restated Certificate of Incorporation of
          Nu-kote Holding, Inc. ("Holding") (incorporated herein
          by reference to Exhibit 3(a) of Amendment No. 1, as
          filed with the Commission on August 24, 1992 ("Amendment
          No. 1") to Holding's Registration Statement on Form S-1
          (File No. 33-481012); as filed with the Commission on
          May 22, 1992 ("Holding's 1992 Form S-1")).
  3.2    --Certificate of Amendment to Amended and Restated
          Certificate of Incorporation, dated August 4, 1994
          (incorporated herein by reference to Exhibit 3(a) to
          Holding's Annual Report on Form 10-K for the year ended
          March 31, 1995 (File No. 0-20287) ("Holding's 1995 Form
          10-K")).
  3.3    --Certificate of Designations of Holding, dated May 19,
          1994 (incorporated herein by reference to Exhibit 3.1(b)
          to Holding's 1995 Form 10-K).
  3.4    --Certificate of Increase of Holding, dated February 10,
          1995 (incorporated herein by reference to Exhibit 3.1(c)
          to Holding's 1995 Form 10-K).
  3.5    --By-Laws of Holding (incorporated herein by reference to
          Exhibit 3.2 to Holding's 1995 Form 10-K).
  4.1    --Form of Stock Certificate for Class B Common Stock, par
          value $.01 per share (incorporated herein by reference
          to Exhibit 4(d) to Amendment No. 2 to Holding's 1992
          Form S-1).
  4.2    --Rights Agreement, dated as of May 19, 1994 between
          Holding and Chemical Bank (incorporated herein by
          reference to Exhibit 1 of Holding's Form 8-A, as filed
          with the Commission on May 20, 1994).
  4.3    --Amendment No. 1 to Rights Agreement, dated as of
          November 15, 1994, between Holding and Chemical Bank
          (incorporated herein by reference to Exhibit 2 of
          Holding's Form
          8-A/A, as filed with the Commission on February 24,
          1995).
  4.4    --Registration Rights Agreement, dated as of February 24,
          1995, between Holding, Pelikan, Pelikan, Inc.,
          Caribonum, Limited, Pelikan GmbH and Pelikan
          International Handelsgesellschaft mbH & Co, KG
          (Hannover) (incorporated herein by reference to Exhibit
          E to Annex A to Holding's Definitive Proxy Statement, as
          filed with the Commission on February 10, 1995
          ("Holding's 1995 Proxy Statement").
 10.1    --Second Amended an Restated Credit Agreement dated as of
          July 31, 1997 by and among Nu-kote International, Inc.
          as borrower, Nu-kote Holding, Inc. as Guarantor, the
          lenders listed on the signature page thereto as Lenders,
          and NationsBank of Texas, N.A. as Administrative Agent
          and Collateral Agent (incorporated herein by reference
          to Exhibit 10.3 of Holding's June 1997 10-Q).
 10.2    --(Pounds)6,275,000--Third Amended and Restated Revolving
          Credit Agreement dated July 31, 1997 between Pelikan
          Scotland Limited as borrower, Barclays Bank PLC as
          Agent, NationsBank of Texas, N.A. as Collateral Agent
          and NationsBank of Texas, N.A. as Documentation Agent
          and Others (incorporated herein by reference to Exhibit
          10.3 of Holding's June 1997 10-Q).

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.3    --Patent Assignment and License Agreement dated as of
          January 16, 1987, between Unisys and NKI (incorporated
          herein by reference to Exhibit 10(c) of Holding's 1992
          Form S-1).
 10.4    --CHF50,000,000--Third Amended and Restated Revolving
          Credit Agreement dated July 31, 1997 between Pelikan
          Produktions AG and Pelikan Hardcopy (International) AG
          as borrower, Barclay Bank PLC as Agent, NationsBank of
          Texas, N.A. as Collateral Agent and NationsBank of
          Texas, N.A. as Documentation Agent and Others
          (incorporated herein by reference to Exhibit 10.2 of
          Holding's June 1997 10-Q).
 10.5    --Trademark and Service Mark Assignment, dated as of
          January 16, 1987, between Unisys and NKI (incorporated
          herein by reference to Exhibit 10(d) of Holding's 1992
          Form S-1).
 10.6    --Warrant Agreement between Nu-kote Holding, Inc. and the
          Warrantholders on the signature page thereof, dated as
          of July 31, 1997 (incorporated herein by reference to
          Exhibit 10.4 of Holding's June 1997 10-Q).
 10.7    --Registration Rights Agreement dated as of July 31, 1997
          by and among Nu-kote Holding, Inc. and the
          Warrantholders listed on the signature page thereto
          (incorporated herein by reference to Exhibit 10.5 of
          Holding's June 1997 10-Q).
 10.8    --IBM Cross License, dated as of April 8, 1988, between
          International Business Machines Corporation and NKI
          (incorporated herein by reference to Exhibit 10(rrr) of
          Holding's 1992 Form S-1).
 10.9    --Technical Information and License Agreements, dated as
          of June 23, 1987, between NKI and each of Interfas S.A.
          and N-K International Limited (incorporated herein by
          reference to Exhibit 10(sss) of Holding's 1992 Form S-
          1).
 10.10   --Stock Purchase Agreement, dated as of February 24,
          1992, between NKI , Robert W. Blair and John Ridenour
          (incorporated herein by reference to Exhibit 10(uuu) of
          Holding's 1992 Form S-1).
 10.11   --Escrow Agreement, dated February 24, 1992, among NKI,
          Robert W. Blair, John Ridenour and the Manufacturers
          Hanover Trust Company, as Escrow Agent (incorporated
          herein by reference to Exhibit 10(xxx) of Holding's 1992
          Form S-1).
 10.12   --Indemnification Agreement, dated as of May 18, 1992,
          among NKI, Holding, Clayton, Dubilier & Rice, Inc., Fund
          II and Clayton & Dubilier Associates II Limited
          Partnership, a Connecticut limited partnership
          (incorporated herein by reference to Exhibit 10(dddd) of
          Holding's 1992 Form S-1).
 10.13   --Nu-kote International, Inc. Retirement Income Plan
          (incorporated herein by reference to Exhibit 10(eeee) of
          Holding's 1992 Form S-1).
 10.14   --Nu-kote Holding, Inc. Stock Option Plan (incorporated
          herein by reference to Exhibit 10(ffff) of Holding's
          1992 Form S-1).
 10.15   --Nu-kote International, Inc. Employee Savings Plan
          (incorporated herein by reference to Exhibit 10(iiii) of
          Holding's 1992 Form S-1).
 10.16   --Management Stock Option Agreement, between Holding and
          each of the grantees named on the schedule attached
          thereto (incorporated herein by reference to Exhibit
          10.34 to Holding's Registration Statement on Form S-1
          (File No. 33-61668), as filed with the Commission on
          April 26, 1993) ("Holding's 1993 Form S-1").
 10.17   --Lease, dated as of February 18, 1993, between Frank
          DiMino, as Lessor and NKI, as Lessee, (incorporated
          herein by reference to Exhibit 10.56 to Amendment No. 1,
          as filed with the Commission on May 18, 1993 ("Amendment
          No. 1"), to Holding's 1993 Form S-1).

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.18   --Management Stock Option Agreement, dated as of June 16,
          1993, between Holding and each of the persons named on
          the schedule attached hereto (incorporated herein by
          reference to Exhibit 3.2 to Holding's Annual Report on
          Form 10-K for the year ended March 31, 1993 (File No. 0-
          20287)).
 10.19   --Asset and Stock Purchase Agreement, dated as of
          November 15, 1994, between Holding and Pelikan Holding
          AG ("Pelikan") (incorporated herein by reference to
          Annex A to Holding's February 1995 Proxy Statement).
 10.20   --Amendment to Asset and Stock Purchase Agreement, dated
          as of February 6, 1995, between Holding and Pelikan
          (incorporated herein by reference to Annex C to
          Holding's February 1995 Proxy Statement).
 10.21   --Trademark License Agreement, dated as of February 24,
          1995 between Pelikan, PIH and Pelikan GmbH (Hannover),
          on the one hand, and Holding, on the other hand
          (incorporated herein by reference to Exhibit B to Annex
          A to Holding's February 1995 Proxy Statement).
 10.22   --Credit Agreement, dated as of February 24, 1995, among
          NKI, Holding, Barclays Bank PLC, documentation agent,
          NationsBank of Texas, N.A., collateral agent and the
          lender parties thereto (incorporated herein by reference
          to Exhibit 4.3.37 to Holding's Current Report on Form 8-
          K, dated February 24, 1995).
 10.23   --Nu-kote Holding, Inc. Senior Management Stock
          Appreciation Rights Plan, effective
          June 22, 1995 (incorporated herein by reference to
          Exhibit 10.46 to Holding's 1995 Form 10-K).
 10.24   --Form of Appreciation Right Notification (relating to
          Exhibit 10.43) (incorporated herein by reference to
          Exhibit 10.47 to Holding's 1995 Form 10-K).
 10.25   --Nu-kote Holding 1992 Stock Option Plan, as amended and
          restated on August 1, 1995 (incorporated herein by
          reference to Exhibit 10.43 to Holding's Annual Report on
          Form 10-K for the year ended March 31, 1996 (File No. 0-
          20287) ("Holding's 1996 Form
          10-K")).
 10.26   --Amendment, dated as of January 24, 1996, to Nu-kote
          Holding, Inc. 1992 Stock Option Plan, as amended and
          restated (incorporated herein by reference to Exhibit
          10.44 to Holding's 1996 Form 10-K).
 10.27   --Nu-kote Holding, Inc. Senior Management Stock
          Appreciation Rights Plan, as amended and restated
          September 27, 1996 (incorporated herein by reference to
          Exhibit 10.41 to Holding's September 1996 10-Q).
 10.28   --Form of Appreciation Right Notification (relating to
          Exhibit 10.48 (incorporated herein by reference to
          Exhibit 10.42 to Holding's September 1996 10-Q).
 10.29   --Nu-kote Holding, Inc. 1992 Stock Option Plan, as
          amended and restated September 27, 1996 (incorporated
          herein by reference to Exhibit 10.43 to Holding's
          September 1996
          10-Q).
 10.30   --Nu-kote Holding, Inc. Deferred Stock Option Plan, as
          amended and restated September 27, 1996 (incorporated
          herein by reference to Exhibit 10.44 to Holding's
          September 1996 10-Q).
 10.31   --First Amendment to Amended and Restated Credit
          Agreement, dated as of February 7, 1997, among Holding,
          NKI, the lenders signatory thereto, Barclays Bank PLC,
          as documentation agent and NationsBank of Texas, N.A.,
          as administrative agent and collateral agent
          (incorporated herein by reference to Exhibit 10.36a to
          Holding's Quarterly Report on Form 10-Q for the quarter
          ended December 27, 1996 (File No. 0-20287).

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
 10.32   --Second Amendment to Second Amended and Restated Credit
          Agreement and Waiver dated March 30, 1998.
 10.33*  --Third Amendment to Second Amended and Restated Credit
          Agreement, Waiver and Amendment to Certain Eurocurrency
          Loan Documents dated April 1, 1998.
 10.34*  --Fourth Amendment to Second Amended and Restated Credit
          Agreement, Waiver and Amendment to Certain Eurocurrency
          Loan Documents dated May 29, 1998.
 10.35   --Management consulting agreement with Glass &
          Associates, Inc. (incorporated herein by reference to
          Exhibit 10.7 to Holding's December 1997 10-Q).
 10.36   --Daniel Kerrane employment contract dated May 6, 1998.
 10.37   --David Brigante severance agreement dated March 9, 1998.
 10.38   --Form of Employee Retention Agreement.
 21.1    --Subsidiaries of Holding.
 23.1    --Consent of Coopers & Lybrand L.L.P.
 27      --Financial Data Schedule

--------
 * To be filed by amendment.

(b) The Registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 29, 1998

                                          NU-KOTE HOLDING, INC.

                                                /s/ Shaun K. Donnellan
                                          By: _________________________________
                                                    Shaun K. Donnellan
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    /s/   Shaun K. Donnellan         President and Chief             June 29, 1998
------------------------------------  Executive Officer
         Shaun K. Donnellan

    /s/   Patrick E. Howard          Director                        June 29, 1998
------------------------------------
         Patrick E. Howard

      /s/   John P. Rochon           Director                        June 29, 1998
------------------------------------
           John P. Rochon

   /s/   Phillip L. Theodore         Senior Vice President--Chief    June 29, 1998
------------------------------------  Financial
        Phillip L. Theodore           Officer/Treasurer/
                                      Assistant
                                      Secretary/Principal
                                      Accounting
                                      Officer/Principal Financial
                                      Officer



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        PAGES
                                                                      ---------
   Report of Independent Accountants.................................    F-2
   Consolidated Balance Sheets at March 31, 1998 and 1997............    F-3
   Consolidated Statements of Operations for the Years Ended March
    31, 1998,
    1997 and 1996....................................................    F-4
   Consolidated Statements of Cash Flows for the Years Ended March
    31, 1998,
    1997 and 1996....................................................    F-5
   Consolidated Statements of Changes in Shareholders' Equity (Defi-
    cit) for the Years Ended March 31, 1998, 1997 and 1996...........    F-6
   Notes to Consolidated Financial Statements........................ F-7--F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nu-kote Holding, Inc.:

  We have audited the accompanying consolidated balance sheets of Nu-kote Holding, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu-kote Holding, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.

  The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses, violated certain financial convenants related to its bank indebtedness, has had recurring net cash outflows from operations, has negative working capital and a shareholders' deficit. In addition the Company's credit facilities expire January 4, 1999 and there is no assurance that the facilities will be extended or that alternative financing can be obtained. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          Coopers & Lybrand L.L.P.

Dallas, Texas
June 26, 1998

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1998 AND 1997

                                                              1998      1997
                                                            --------  --------
                                                               (DOLLARS IN
                                                               THOUSANDS)
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................ $  9,488  $ 12,275
  Accounts receivable less allowances of $5,473 and $3,741,
   respectively............................................   46,412    71,024
  Receivables from related party...........................    2,674     3,694
  Inventories..............................................   73,651    93,770
  Prepaid expenses.........................................    6,907    10,452
  Deferred income taxes....................................    3,457     5,472
                                                            --------  --------
    Total current assets...................................  142,589   196,687
Property, plant and equipment, net.........................   66,652    75,683
Other assets and deferred charges, net.....................    4,344     4,386
Assets held for sale.......................................    1,806     4,482
Intangibles, net...........................................   12,712    19,698
                                                            --------  --------
    Total assets........................................... $228,103  $300,936
                                                            ========  ========
      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
      ----------------------------------------------
Current liabilities:
  Bank loans and current maturities of long-term debt...... $142,009  $  1,135
  Accounts payable.........................................   40,730    51,035
  Compensation related liabilities.........................    8,031     6,500
  Other accrued liabilities................................   29,357    37,726
                                                            --------  --------
    Total current liabilities..............................  220,127    96,396
Long-term debt, net of current maturities..................      760   134,677
Other liabilities..........................................    7,079     9,995
Deferred income taxes......................................    9,265    10,440
                                                            --------  --------
    Total liabilities......................................  237,231   251,508
                                                            --------  --------
Commitments and contingencies (Notes 10 and 12)............       --        --
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value, 10,000,000 shares
   authorized; none issued.................................       --        --
  Class A common stock, $0.01 par value, 40,000,000 shares
   authorized; 22,325,302 shares issued and 21,775,302
   shares outstanding at March 31, 1998 and 1997...........      223       223
  Class B common stock, $0.01 par value, 15,000,000 shares
   authorized; none issued.................................       --        --
  Additional paid-in capital...............................   92,610    91,605
  Accumulated deficit......................................  (88,977)  (36,610)
  Foreign currency translation adjustments.................  (10,349)   (5,564)
  Excess pension liability.................................   (2,409)       --
  Treasury stock, at cost 550,000 shares...................     (226)     (226)
                                                            --------  --------
    Total shareholders' equity (deficit)...................   (9,128)   49,428
                                                            --------  --------
    Total liabilities and shareholders' equity (deficit)... $228,103  $300,936
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                               1998        1997        1996
                                            ----------  ----------  ----------
                                             (DOLLARS IN THOUSANDS, EXCEPT
                                                    PER SHARE DATA)
Net sales.................................. $  295,703  $  342,302  $  424,070
Cost of sales..............................    255,268     285,144     294,980
                                            ----------  ----------  ----------
  Gross margin.............................     40,435      57,158     129,090
Selling, general and administrative ex-
 penses....................................     59,756      66,602      78,100
Research and development expenses..........      6,645       9,646       9,560
Other operating expenses...................         --       1,064          --
Loss on sale of division...................      4,061          --          --
Restructuring expenses.....................      3,349      15,139      13,825
                                            ----------  ----------  ----------
  Operating income (loss)..................    (33,376)    (35,293)     27,605
Interest expense, net......................     15,474       8,444       7,435
Other (income) expense items, net..........      1,296         714        (557)
                                            ----------  ----------  ----------
  Income (loss) before income taxes........    (50,146)    (44,451)     20,727
Provision (benefit) for income taxes.......       (329)      5,201       7,590
                                            ----------  ----------  ----------
  Income (loss) before extraordinary loss..    (49,817)    (49,652)     13,137
Extraordinary loss from early extinguish-
 ment of indebtedness......................     (2,550)         --          --
                                            ----------  ----------  ----------
  Net income (loss)........................ $  (52,367) $  (49,652) $   13,137
                                            ==========  ==========  ==========
Net income (loss) per share of common
 stock--basic:
  Income (loss) before extraordinary loss.. $    (2.28) $    (2.28) $     0.61
  Extraordinary loss.......................      (0.12)         --          --
                                            ----------  ----------  ----------
  Net income (loss)........................ $    (2.40) $    (2.28) $     0.61
                                            ==========  ==========  ==========
Weighted average shares outstanding........ 21,775,302  21,770,445  21,498,604
                                            ==========  ==========  ==========
Net income (loss) per share of common
 stock--diluted:
  Income (loss) before extraordinary loss.. $    (2.28) $    (2.28) $     0.58
  Extraordinary loss.......................      (0.12)         --          --
                                            ----------  ----------  ----------
  Net income (loss)........................ $    (2.40) $    (2.28) $     0.58
                                            ==========  ==========  ==========
Weighted average shares outstanding plus
 effect of dilutive securities............. 21,775,302  21,770,445  22,492,343
                                            ==========  ==========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

                                                     1998      1997     1996
                                                   --------  --------  -------
                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss)............................... $(52,367) $(49,652) $13,137
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Extraordinary loss from early extinguishment
     of debt......................................    2,550        --       --
    Inventory provisions and other write-offs.....    5,488    11,454       --
    Loss on sale of division......................    4,061        --       --
    Exchange (gains) losses.......................      181      (417)    (569)
    Depreciation and amortization.................   15,183    13,545   12,078
    Deferred income taxes and changes in tax
     valuation allowance..........................      405     6,219    5,900
    Tax benefit from exercise of stock options....       --        91    1,685
    Restructuring--impairment provisions..........    1,327     8,567       --
    Other.........................................   (2,303)   (2,387)  (1,221)
  Changes in working capital:
    Accounts receivable...........................   18,985    16,764  (12,358)
    Inventories...................................   10,735     7,177  (21,657)
    Prepaid expenses..............................    3,409    (1,706)   4,903
    Accounts payable..............................   (5,853)    4,511    2,692
    Compensation related liabilities..............    1,839    (5,622)   2,330
    Other accrued liabilities.....................   (5,814)   (8,177) (10,096)
    Cash paid for restructuring...................   (3,585)   (5,287) (20,722)
                                                   --------  --------  -------
      Net cash used in operating activities.......   (5,759)   (4,920) (23,898)
                                                   --------  --------  -------
Cash flows from investing activities:
  Purchase of property, plant and equipment.......   (5,629)  (12,283) (13,108)
  Sale of property, plant and equipment...........    3,081       996    1,504
  Acquisitions....................................       --        --   (5,337)
                                                   --------  --------  -------
    Net cash used in investing activities.........   (2,548)  (11,287) (16,941)
                                                   --------  --------  -------
Cash flows from financing activities:
  Borrowing on long-term debt and other loans.....   21,626    97,032   68,947
  Payments on long-term debt and other loans......  (12,410)  (73,541) (40,253)
  Payments of financing costs.....................   (2,559)       --       --
  Exercise of stock options.......................       --       337    2,158
                                                   --------  --------  -------
    Net cash provided in financing activities.....    6,657    23,828   30,852
                                                   --------  --------  -------
Effect of exchange rate changes on cash...........   (1,137)   (1,886)    (522)
                                                   --------  --------  -------
Net increase (decrease) in cash...................   (2,787)    5,735  (10,509)
Cash and cash equivalents at beginning of year....   12,275     6,540   17,049
                                                   --------  --------  -------
Cash and cash equivalents at end of year.......... $  9,488  $ 12,275  $ 6,540
                                                   ========  ========  =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest...................................... $ 14,690  $  7,276  $ 7,629
    Income taxes..................................      359     1,978      320
    Excluded from the consolidated statements of
     cash flows were the following effects of non-
     cash investing and financing activities:
      Assumption of certain liabilities from the
       bankruptcy estate of Jarfalla Industry
       Competence Center, AB......................       --        --      770
      Issuance of stock warrants..................    1,005        --       --

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

               FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996

                                     SHARES                     COMMON STOCK
                         -------------------------------- -------------------------   FOREIGN               RETAINED
                                                                ADDITIONAL           CURRENCY    EXCESS     EARNINGS
                                    HELD IN                PAR   PAID-IN   TREASURY TRANSLATION  PENSION  (ACCUMULATED
                           ISSUED   TREASURY  OUTSTANDING VALUE  CAPITAL    STOCK   ADJUSTMENTS LIABILITY   DEFICIT)
                         ---------- --------  ----------- ----- ---------- -------- ----------- --------- ------------
                                                                             (DOLLARS IN THOUSANDS)
Balance at March 31,
 1995................... 21,908,540 (550,000) 21,358,540  $220   $87,338    $(226)   $  3,177    $    --    $    (95)
 Net income.............         --       --          --    --        --       --          --         --      13,137
 Translation
  adjustments...........         --       --          --    --        --       --      (2,485)        --          --
 Exercise of common
  stock options.........    383,468       --     383,468     3     3,840       --          --         --          --
                         ---------- --------  ----------  ----   -------    -----    --------    -------    --------
Balance at March 31,
 1996................... 22,292,008 (550,000) 21,742,008   223    91,178     (226)        692         --      13,042
 Net loss...............         --       --          --    --        --       --          --         --     (49,652)
 Translation
  adjustments...........         --       --          --    --        --       --      (6,256)        --          --
 Exercise of common
  stock options.........     33,294       --      33,294    --       427       --          --         --          --
                         ---------- --------  ----------  ----   -------    -----    --------    -------    --------
Balance at March 31,
 1997................... 22,325,302 (550,000) 21,775,302   223    91,605     (226)     (5,564)        --     (36,610)
 Net loss...............         --       --          --    --        --       --          --         --     (52,367)
 Translation
  adjustments...........         --       --          --    --        --       --      (4,785)        --          --
 Excess pension
  liability.............         --       --          --    --        --       --          --     (2,409)         --
 Issuance of stock
  warrants..............         --       --          --    --     1,005       --          --         --          --
                         ---------- --------  ----------  ----   -------    -----    --------    -------    --------
Balance at March 31,
 1998................... 22,325,302 (550,000) 21,775,302  $223   $92,610    $(226)   $(10,349)   $(2,409)   $(88,977)
                         ========== ========  ==========  ====   =======    =====    ========    =======    ========

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  The Company sells products primarily in the United States and Europe, directly to wholesale and retail markets, and also to original equipment manufacturers and distributors for resale under their brand names or private labels. The Company distributes through major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "super stores", information processing specialists, value added resellers, and mass market retailers.

  The Company refinanced its credit facilities on July 31, 1997 and subsequently entered into amendments and waivers dated December 26, 1997, April 1, 1998, and May 29, 1998. See Note 8 regarding the terms of the refinancing.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The consolidated financial statements have been prepared on a going concern basis. During fiscal 1998 and 1997, the Company incurred significant operating losses and violated certain financial covenants relating to its bank indebtedness, and for the past three fiscal years has had net cash outflows from operations. At March 31, 1998 the Company has negative working capital and a shareholders' deficit. As discussed in Note 8, the Company's credit facilities expire January 4, 1999 and there is no assurance that the facilities will be extended or alternative financing obtained.

  In December 1997, the Company engaged Glass & Associates, Inc., management consultants, to provide interim management services and to assist the Company in finding solutions to its current operating issues and in developing a business restructuring plan. In addition, the Company has engaged BT Alex. Brown Incorporated to assist in the sale of all or part of the Company's business. The Company will also continue to focus on managing net working capital.

  Management does not believe that the Company has adequate sources of working capital to provide the Company with sufficient cash to meet its near term obligations. The current waiver of existing defaults under the Second Amended Agreements expires at the end of August 1998. Unless the Company's lenders agree to a new waiver, the Company will be in default under the Second Amended Agreements, and the Company will not have adequate cash to pay the outstanding indebtedness at that time.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Nu-kote and its subsidiaries. All material intercompany transactions have been eliminated.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments with a maturity date at time of purchase of three months or less to be cash equivalents.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

  Except for assets originally acquired in connection with certain business acquisitions, the cost of property, plant and equipment retired or otherwise disposed of, and the accumulated depreciation thereon, are eliminated from the asset and related accumulated depreciation accounts and any resulting gain or loss is reflected in income. With respect to property, plant and equipment originally acquired in connection with certain business acquisitions, no gain or loss is recognized on the retirement or disposal of individual assets within the composite groups and proceeds from retirement or sale are credited to accumulated depreciation of the composite group, unless the assets in the composite group are retired because of significant casualty or impairment, in which case the resulting loss is recognized.

 Intangibles

  Goodwill arose from the excess of cost over the fair value of the net underlying assets of International Communications Materials, Inc. ("ICMI") and Future Graphics, Inc. ("Future Graphics"). Covenant-not-to-compete agreements were entered into with sellers and key employees of businesses acquired. As discussed in Note 6, the unamortized goodwill associated with the acquisition of Future Graphics, Inc. was written off upon the sale of the components division on December 31,1997. A trademark was acquired in connection with the Pelikan Hardcopy Division acquisition and remains in effect for 50 years (see
Note 12). A technology license was acquired as part of the acquisition of certain assets of Jarfalla Industry Competence Center, AB (see Notes 3 and
12).

  All intangibles are being amortized on the straight-line method over their estimated life or contract term but not in excess of forty years.

  The Company evaluates the recoverability of intangibles based on the estimated future undiscounted cash flows of the related investment. An impairment provision is made at the time that estimated cash flows are not sufficient to assure recovery.

 Foreign Currency Translation

  The local currency is the functional currency for substantially all of Nu-kote's foreign subsidiaries. Therefore, all assets and liabilities of the foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Translation gains and losses are not included in determining net income or loss, but are accumulated in a separate component of shareholders' equity (deficit). Foreign currency transaction gains and losses are included in determining net income or loss, and amounted to a loss of $181 in fiscal 1998 and income of $417 and $569 in fiscal 1997 and 1996, respectively.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Foreign Currency Hedging

  The Company operates internationally, giving rise to market risks from changes in foreign exchange rates. The Company utilizes derivative financial instruments to reduce those risks, and does not hold or issue financial instruments for trading purposes. The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk. Forward contracts and purchased options are used to hedge foreign currency risks, primarily with respect to accounts receivable and accounts payable. These instruments generally have terms of three months or less. Gains and losses receiving hedge accounting treatment are recognized in earnings in the same period as the underlying hedged transactions. As of March 31, 1998 and 1997, there were no open forward contracts or outstanding options. During fiscal 1998, 1997 and 1996 hedging transactions resulted in losses amounting to $29, $1,397 and $113, respectively, and are included in foreign currency transaction gains and losses.

 Income Taxes

  The Company accounts for certain income and expense items differently for financial reporting purposes than for purposes of computing income taxes currently payable. Provisions for deferred income taxes are made in recognition of such temporary differences. Investment tax credits are accounted for on the flow through method.

 Advertising Costs

  Advertising costs are expensed as incurred. Advertising costs expensed were approximately $3,046, $5,134 and $5,972 during fiscal 1998, 1997 and 1996, respectively.

 Net Income (Loss) Per Share of Common Stock

  During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. All per share data presented for prior years and periods has been restated to reflect the adoption of the statement (See Note 22).

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

 Reclassifications

  Certain amounts have been reclassified in the 1997 consolidated financial statements to conform to the 1998 presentation.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 New Accounting Standards

  During June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information". These standards are effective for financial statements for fiscal years beginning after December 15, 1997. During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 "Employer's Disclosure about Pension and Other Postretirement Benefits", which is effective for financial statements for fiscal years beginning after December 15, 1997, and Statement of Financial Accounting Standards No. 133 "Accounting for Derivatives and Hedging Activity", which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statements but has not yet determined the full impact.

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

  During the fourth quarter of fiscal 1996, the Company completed its studies of asset fair values and plant closing costs and other pre-acquisition contingent liabilities recorded in connection with its acquisition of the Pelikan Hardcopy Division ("Pelikan") in fiscal 1995. Based on these studies, purchase price allocation adjustments were made affecting various balance sheet accounts. These adjustments had the effect of increasing property, plant and equipment by $14,634, intangibles (trademark and covenant not-to-compete) by $5,481, other liabilities by $13,162, net deferred tax liability by $1,928 and reducing inventories by $4,885. The effect of these adjustments on fiscal 1996 net income was immaterial.

4. INVENTORIES

  Inventories consist of the following at March 31:

                                                                  1998    1997
                                                                 ------- -------
      Raw materials............................................. $31,000 $36,847
      Work-in-process...........................................  11,539  12,354
      Finished goods............................................  31,112  44,569
                                                                 ------- -------
        Total................................................... $73,651 $93,770
                                                                 ======= =======

  LIFO costs exceed replacement costs by $5,527 and $7,907 at March 31, 1998 and 1997, respectively.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment are stated at cost and consist of the following at March 31:

                                                                1998     1997
                                                               -------  -------
      Land.................................................... $ 4,312  $ 4,477
      Buildings and improvements..............................  19,413   19,417
      Machinery and equipment.................................  80,194   80,490
                                                               -------  -------
                                                               103,919  104,384
      Less: accumulated depreciation.......................... (37,267) (28,701)
                                                               -------  -------
        Total................................................. $66,652  $75,683
                                                               =======  =======

  Depreciation expense amounted to $10,620, $10,662 and $9,876 in fiscal 1998, 1997 and 1996, respectively.

  In connection with the restructuring of the Company's business (See Note
20), the Company is selling certain of its property, plant and equipment. The aggregate net book value of facilities held for sale is $1,806 and $4,482 at March 31, 1998 and 1997, respectively, and has been excluded from property, plant and equipment and included in assets held for sale.

6. INTANGIBLE ASSETS

  Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                                                  MARCH 31,
                                                  AMORTIZATION ----------------
                                                     PERIOD     1998     1997
                                                  ------------ -------  -------
      Goodwill...................................   20 years   $ 6,184  $ 9,880
      Covenants-not-to-compete...................  3-5 years     4,556    5,636
      Trademark..................................   40 years     6,869    9,269
      Technology license.........................    8 years     1,272    1,272
                                                               -------  -------
                                                                18,881   26,057
      Less: accumulated amortization.............               (6,169)  (6,359)
                                                               -------  -------
        Total....................................              $12,712  $19,698
                                                               =======  =======

  Convenant-not-to-compete agreements have been recorded at their net present value using estimated discount rates of 7% and 16%. The trademark, which was acquired in connection with the Pelikan acquisition, has been recorded at its estimated value based upon royalty rates charged for its use, discounted at an estimated rate of return of 35% (see Note 12). The technology license has been recorded at its estimated fair value on the date of acquisition, which is based on forecasted discounted cash flows using a 16% discount rate (see Note
12).

  During fiscal 1998, the Company determined that the liabilities established for certain employee termination and relocation costs to be incurred in connection with the Pelikan acquisition were $2,400 in excess of the amount required. Accordingly, the Company reduced the liability and the Pelikan trademark account by $2,400.

  As described in Note 21, the Company sold the components division of Future Graphics, Inc. As a result, the net unamortized goodwill associated with the original acquisition of Future Graphics, Inc., amounting to $2,826 was written off during fiscal 1998.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


7. LINE OF CREDIT

  The Company's Colombian subsidiary has a line of credit in Colombia in the amount of $1,450. Borrowings against the line of credit amounted to $227 and $603 at March 31, 1998 and 1997, respectively. The line bears interest at the prevailing Colombia interest rate plus 2 percentage points. This Colombian subsidiary was sold on April 1, 1998 and all existing debt was assumed by the purchaser.

8. LONG-TERM DEBT

  Long-term debt of the Company consists of the following at March 31:

                                                               1998      1997
                                                             --------  --------
      Revolving lines of credit............................. $141,456  $133,917
      Other items...........................................    1,313     1,292
                                                             --------  --------
                                                              142,769   135,209
      Less current portion.................................. (142,009)     (532)
                                                             --------  --------
      Long-term debt, net of current portion................ $    760  $134,677
                                                             ========  ========

  On July 31, 1997 the Company entered into the Second Amended and Restated Credit Agreements ("Second Amended Agreements"). The Second Amended Agreements provide revolving credit facilities ("Facilities") comprised of a $100,000 U.S. facility ("U.S. Facility"), a 50,000 CHF Swiss facility ("Swiss Facility") and a 6,275 (Pounds) U.K. facility ("U.K. Facility"). The Swiss and U.K. Facilities provide for multi-currency borrowings in U.S. dollars, Deutschmarks and Pound Sterling up to certain limits, in addition to Swiss Francs and Pound Sterling, respectively. The U.S. Facility calls for mandatory commitment reductions to $97,500 on January 2, 1998 and $95,000 on April 1, 1998 with further reductions to $92,500 on July 1, 1998 and $90,000 on October 1, 1998. The Facilities mature on January 4, 1999.

  The U.S. Facility is guaranteed by Nu-kote Holding, Inc. and all subsidiaries. The Swiss and U.K. Facilities are guaranteed by Nu-kote Holding, Inc. and all of its significant U.S. subsidiaries. The Facilities are collateralized by substantially all of the assets of the Company including the capital stock of all subsidiaries and intercompany advances.

  The U.S. Facility bears interest at (1) 1% through June 30, 1998 and thereafter at 2% plus (2) the greater of (i) a lender's bank prime rate or
(ii) the Federal Funds rate plus .50%. The Swiss and U.K. Facilities bear interest at LIBOR (as defined) plus 4% through June 30, 1998 and plus 5% thereafter. At March 31, 1998 and 1997 the interest rate on the U.S. Facility and weighted average interest rate on the Swiss Facility and U.K. Facility was 9.5% and 5.5%, and 7.33% and 4.52%, respectively.

  The Second Amended Agreements provide for affirmative and negative covenants that, among other things, restrict indebtedness, liens, investments (including intercompany investments and advances), contingent obligations, dividend payments, sale or transfer of assets and acquisitions and disposals of subsidiary stock. In addition, the Second Amended Agreements contain financial covenants requiring the maintenance of certain financial ratios and net worth and limits restructuring charges and capital expenditures. The most restrictive of the financial covenants is the minimum required amount of earnings before interest, taxes, depreciation, amortization, certain non-cash losses and gains, restructuring and other nonrecurring charges (as defined) (EBITDAR), which is required to be tested monthly and results in violation if the covenant is not met for two consecutive months or is not met at the end of a quarter.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


8. LONG-TERM DEBT--(CONTINUED)

  As of and since the quarter ended December 26, 1997, the Company has been in violation of certain financial covenants related to the Second Amended Agreements. Since that time, the Company and its lenders have entered into a series of amendments and waivers to the Second Amended Agreements. The amendments and waivers provided, among other things, the following:

    . Waived for the period from December 26, 1997 through August 31, 1998 violations of certain financial covenants as of and for the quarters ended December 26, 1997, March 31, 1998 and June 27, 1998;

    . Deferred the mandatory principal reduction of $4,000 due on May 29, 1998 and scheduled a $5,000 payment due on August 31, 1998;

    . Restricted the Company from making intercompany loans and investments in certain subsidiaries;

    . Required the Company to use all proceeds from the sale of assets as a permanent reduction of the revolver under the credit Second Amended Agreements; and

    . Required monthly principal reductions of $500 commencing May, 1998 through July, 1998.
  Unamortized deferred loan costs related to the First Amended Agreement amounting to $2,550, were written off at the closing date and were reported as an extraordinary loss in the Company's fiscal 1998 financial statements.

  Borrowings under the revolving lines of credit at March 31, 1998 and 1997 are as follows:

                                        1998                     1997
                              ------------------------ ------------------------
                                   LOCAL                    LOCAL
                                 CURRENCY     DOLLARS     CURRENCY     DOLLARS
                              --------------- -------- --------------- --------
      U.S. Facility..........        $ 98,100 $ 98,100        $ 90,000 $ 90,000
                              ===============          =============== ========
      Swiss Facility.........      CHF 50,000   32,832      CHF 49,750   34,574
                              ===============          =============== ========
      U.K. Facility.......... (Pounds)  6,275   10,524 (Pounds)  5,670    9,343
                              =============== -------- =============== --------
                                              $141,456                 $133,917
                                              ========                 ========

  In connection with the Second Amended Agreements, the lenders received warrants to acquire approximately 1.7 million shares of Nu-kote Class A Common Stock, which represents 7% of the issued and outstanding shares of Nu-kote on a fully diluted basis at July 31, 1997. The warrants have a five year term and an exercise price of $3.57, which is 150% of the average closing price of the Company's common stock for 20 business days prior to July 15, 1997. The fair value of the warrants at time of issuance was estimated to be $1,005 and was charged to deferred loan costs. In addition, the Company incurred various transaction costs and bank fees, which were charged to deferred loan costs. Deferred loan costs are being amortized on a straight line basis over the term of the Second Amended Agreements.

  Letters of credit issued at March 31, 1998 amounted to $75 and were all issued under the Domestic Facility.

  Included in other items at March 31, 1998 and 1997 are certain notes and liabilities incurred in connection with certain business acquisitions.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


9. OTHER ACCRUED LIABILITIES

  No single accrued liability exceeded 5% of total current liabilities in fiscal 1998. However, comparative March 31, 1998 balances are shown for those items that were in excess of 5% of total current liabilities at March 31, 1997.

                                                                    MARCH 31,
                                                                  --------------
                                                                   1998   1997
                                                                  ------ -------
      Sales incentive rebates...................................  $5,631 $ 6,292
      Opening balance sheet provisions relating to plant closing
       costs of Pelikan Hardcopy Division.......................   2,557   8,952
                                                                  ------ -------
                                                                  $8,188 $15,244
                                                                  ====== =======

10. LEASES

  The Company has operating leases which expire at various dates through 2012 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals primarily for increases in maintenance costs and property taxes.


  At March 31, 1998 minimum annual rental commitments under long-term, non-cancelable operating leases were as follows:

      1999............................................................... $4,279
      2000...............................................................  3,355
      2001...............................................................  2,344
      2002...............................................................  1,634
      2003 and thereafter................................................  8,113

  Total rental expense incurred in fiscal 1998, 1997 and 1996 was $4,481, $4,700 and $4,150 respectively.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. INCOME TAXES

  Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

  Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at March 31, 1998 and 1997 are as follows:

                                              1998                  1997
                                      --------------------- ---------------------
                                      DEFERRED   DEFERRED   DEFERRED   DEFERRED
                                        TAX         TAX       TAX         TAX
                                       ASSETS   LIABILITIES  ASSETS   LIABILITIES
                                      --------  ----------- --------  -----------
Current:
  Reserves and accruals.............. $ 8,056     $   499   $12,719     $   269
  Inventory basis difference.........     225         649       122       2,164
  Other..............................       2         727        21         270
                                      -------     -------   -------     -------
                                        8,283       1,875    12,862       2,703
  Less valuation allowance...........  (4,479)         --    (7,122)         --
                                      -------     -------   -------     -------
    Subtotal--current................   3,804       1,875     5,740       2,703
                                      -------     -------   -------     -------
Non-current:
  Net operating loss carryforwards...  35,563          --    17,699
  Postretirement and benefits........   2,419         436     1,539         467
  Other basis differences principally
   related to property, plant
   equipment.........................   3,309       8,607     3,003       9,994
  Other..............................      19         222     1,700         272
                                      -------     -------   -------     -------
                                       41,310       9,265    23,941      10,733
  Less valuation allowance........... (41,310)         --   (23,648)         --
                                      -------     -------   -------     -------
    Subtotal--non-current............      --       9,265       293      10,733
                                      -------     -------   -------     -------
    Total............................ $ 3,804     $11,140   $ 6,033     $13,436
                                      =======     =======   =======     =======
Net current asset....................        $3,457               $ 5,472
                                             ======               =======
Net current liability................        $1,528               $ 2,435
                                             ======               =======
Net non-current liability............        $9,265               $10,440
                                             ======               =======

  The net current deferred tax liability of $1,528 and $2,435 is included in other accrued liabilities at March 31, 1998 and 1997, respectively.

  No U.S. provision for income taxes has been made for unremitted earnings of the Company's foreign subsidiaries as of March 31, 1998, in that the Company's foreign subsidiaries have accumulated losses.

  The total valuation allowances relating to acquired businesses amount to approximately $7,000 at March 31, 1998 and 1997, respectively. Future reductions of these acquisition valuation allowances will be credited to intangible assets of the acquired businesses.

  During fiscal 1998, 1997 and 1996 increases in the valuation allowances for all jurisdictions increased income tax provisions or reduced income tax benefits $14,200, $23,379 and $6,171, respectively.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. INCOME TAXES--(CONTINUED)

  The components of income (loss) before income taxes are as follows for fiscal years ended March 31:

                                                       1998      1997     1996
                                                     --------  --------  -------
      Domestic...................................... $(39,471) $(31,375) $ 9,338
      Foreign.......................................  (10,675)  (13,076)  11,389
                                                     --------  --------  -------
                                                     $(50,146) $(44,451) $20,727
                                                     ========  ========  =======

  The provisions (benefit) for income tax consist of the following for fiscal years ended March 31:

                                                         1998    1997    1996
                                                         -----  ------  ------
      Current:
        Domestic........................................ $(771) $   --  $   50
        Foreign.........................................    37  (1,109)    (45)
                                                         -----  ------  ------
                                                          (734) (1,109)      5
                                                         -----  ------  ------
      Deferred:
        Domestic........................................    --   4,210   1,822
        Foreign.........................................   405    (954)  1,542
                                                         -----  ------  ------
                                                           405   3,256   3,364
                                                         -----  ------  ------
      Change in beginning of the year valuation allow-
       ances:
        Credited directly to intangibles................    --   2,996   3,599
        Debited (credited) to income tax expense........    --     228  (1,063)
      Utilization of foreign tax credits................    --    (261)     --
      Tax benefits from exercise of stock options cred-
       ited to additional paid-in capital...............    --      91   1,685
                                                         -----  ------  ------
      Total provision (benefit) for income tax.......... $(329) $5,201  $7,590
                                                         =====  ======  ======

  During fiscal 1996 changes in estimates related to beginning of the year deferred taxes were as follows: Deferred income tax expense was reduced $669 as a result of temporary differences reversing at a lower tax rate than originally provided. This change coupled with the change in the beginning of the year valuation allowance credited to tax expense of $1,063, increased net income a total of $1,732. The effect of these changes in estimates increased earnings per share $0.08 on a basic and diluted basis.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


11. INCOME TAXES--(CONTINUED)

  The factors accounting for the difference between the total provision (benefit) for income taxes and the amount computed by applying the U.S. statutory income tax rate are as follows:

                                                     1998      1997     1996
                                                   --------  --------  ------
      Computed expected tax expense (benefit)
       based on U.S. rates........................ $(13,420) $(10,667) $3,117
      Changes in tax resulted from:
        Amortization of goodwill..................    1,111       165     165
        State income tax effect...................      664       656     715
        Valuation allowance changes...............    9,781    14,076      --
        Other.....................................    1,093        71    (440)
                                                   --------  --------  ------
        Total provision (benefit) for U.S. income
         taxes....................................     (771)    4,301   3,557
      Provision for foreign income taxes..........      442       900   4,033
                                                   --------  --------  ------
        Total provision (benefit) for income
         taxes.................................... $   (329) $  5,201  $7,590
                                                   ========  ========  ======

  At March 31, 1998 the Company had domestic net operating loss carryforwards that amount to approximately $55,000 which expire from 2010 to 2013. Foreign net operating loss carryforwards amount to approximately $47,000, which approximately $26,000 expire from 2003 and 2005 and approximately $21,000 may be carried forward indefinately.

  Should the Company have an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's use of its domestic net operating loss carryforwards after such ownership change will be subject to an annual limitation.

12. CONTINGENCIES

  On January 23, 1998 a suit seeking class action status was filed by a shareholder against Nu-kote, its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, case number 3-98CV0161-T. The complaint alleges that Nu-kote and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about the Company's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking, on behalf of the purported class, compensatory damages and reimbursement of fees and expenses. Nu-kote denies the plaintiff's allegations and intends to vigorously defend the suit.

  Three original equipment manufacturers ("OEMs") filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, tradedress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, court costs and attorney's fees. The complaint in one of the cases has been amended to name Nu-kote and Pelikan Produktions AG as defendants. None of the lawsuits have been concluded or settled and in management's opinion the potential losses related to these cases are not reasonably estimatable. All of the cases are being vigorously contested, and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. In one of the cases NII's Motion for Summary Judgement of the

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


12. CONTINGENCIES--(CONTINUED)

unenforceability of four of the plaintiff's utility patents was granted and in another case NII's Motion for Summary Judgement of the unenforceability of ten of the plaintiff's patents was granted although a Motion for Reconsideration with respect to the ruling is pending before the respective court that granted each motion.

  On March 10, 1998, a lawsuit was filed against Nu-kote and a subsidiary accusing the Company of infringing on the plaintiff's patent with respect to certain inkjet printheads manufactured by Nu-kote's Swedish subsidiary. The lawsuit is in a very preliminary stage. The Company will assert various defenses and at the same time proceed with negotiations to settle the dispute.

  In June 1998, Nu-kote received a letter from the licensor of the Pelikan trademark license purporting to terminate this license based upon the failure to cure alleged defaults under the license. Nu-kote believes that, to the extent there were any breaches under the license, they were properly cured and it is unaware of any grounds that could allow the licensor to terminate such license.

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

  A lawsuit filed by Daniel M. Kerrane, a former officer and director of the Company was settled on May 6, 1998 with the Company agreeing to make bi-weekly payments of $12.5 to Mr. Kerrane, totaling $150, agreeing to pay Mr. Kerrane's attorneys fees, up to a sum of $40, agreeing to pay approximately $23 in withholding taxes, and paying Mr. Kerrane's country club dues, totaling $15. Further, the Company waived all payments due to the Company by Mr. Kerrane on an interest-free home purchase loan made by the Company to Mr. Kerrane in May 1994, such payments due totaling $300. Mr. Kerrane originally sought an amount in excess of $8,000.

  In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester, Macedon and Bardstown facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date, Unisys has handled all remediation efforts related to these properties. In connection with Nu-kote's acquisition of Pelikan, the seller, Pelikan Holding AG, agreed to indemnify Nu-kote for certain pre-closing environmental liabilities. The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. As a result of the indemnification from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

13. EMPLOYEE BENEFIT PLANS

  The Company has non-contributory and contributory defined-benefit pension plans covering nearly all of its employees at Nu-kote International, Inc. and its domestic subsidiaries, Pelikan Scotland Ltd. and Greif-Werke GmbH.

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

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


13. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  Net periodic pension expense recognized by the Company for the defined-benefit plans for fiscal 1998, 1997 and 1996 included the following components.

                                                         1998    1997    1996
                                                        ------  ------  ------
      Service cost-benefits earned during the year..... $  960  $  856  $  679
      Interest cost on the projected benefit obliga-
       tions...........................................  2,572   2,309   2,188
      Actual return on plan assets..................... (5,876) (1,850) (3,628)
      Net amortization and deferral....................  3,591    (288)  1,821
      Curtailment gain.................................    (77)     --      --
      Effect of changes in actuarial assumptions.......     --      --    (379)
                                                        ------  ------  ------
      Net periodic pension cost........................ $1,170  $1,027  $  681
                                                        ======  ======  ======

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

13. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  The following table sets forth the funded status of the defined-benefits plans and amounts recognized in the Company's consolidated balance sheets at March 31:

                                   1998                              1997                              1996
                      --------------------------------  --------------------------------  --------------------------------
                         NU-KOTE     PELIKAN   GREIF-      NU-KOTE     PELIKAN   GREIF-      NU-KOTE     PELIKAN   GREIF-
                      INTERNATIONAL, SCOTLAND   WERKE   INTERNATIONAL, SCOTLAND   WERKE   INTERNATIONAL, SCOTLAND   WERKE
                           INC.        LTD.     GMBH         INC.        LTD.     GMBH         INC.        LTD.     GMBH
                      -------------- --------  -------  -------------- --------  -------  -------------- --------  -------
Actual present value
of benefit:
  Vested............     $10,123     $22,725   $ 4,781      $7,548     $17,763   $ 5,435      $7,251     $13,065   $ 5,935
                         =======     =======   =======      ======     =======   =======      ======     =======   =======
  Accumulated.......     $10,424     $22,725   $ 4,784      $7,904     $17,763   $ 5,437      $7,661     $13,065   $ 6,143
                         =======     =======   =======      ======     =======   =======      ======     =======   =======
  Projected.........     $11,604     $23,815   $ 4,818      $8,988     $18,921   $ 5,518      $8,779     $13,996   $ 6,233
Plan assets at fair
value...............       9,020      24,628        --       8,019      19,594        --       7,822      16,637        --
                         -------     -------   -------      ------     -------   -------      ------     -------   -------
Plan assets (less)
greater than
projected benefit
obligation..........      (2,584)        813    (4,818)       (969)        673    (5,518)       (957)      2,641    (6,233)
Unrecognized prior
service cost........         (14)        248        --         (16)         --        --         (17)         --        --
Unrecognized net
(gain) loss.........       3,648         211      (174)      2,445         645      (143)      2,384      (1,529)       --
Tax effect on net
assets of acquired
businesses..........         (45)         --        --         (52)         --        --         (60)         --        --
Adjustment required
to recognize minimum
liability...........      (2,409)         --        --          --          --        --          --          --        --
                         -------     -------   -------      ------     -------   -------      ------     -------   -------
Prepaid (accrued)
pension cost........     $(1,404)    $ 1,272   $(4,992)     $1,408     $ 1,318   $(5,661)     $1,350     $ 1,112   $(6,233)
                         =======     =======   =======      ======     =======   =======      ======     =======   =======
Weighted average
discount rates......       7.000%      6.000%    6.500%      8.000%      8.000%    6.500%      7.750%      8.500%    7.000%
Expected long-term
rate of return on
assets..............       9.000       8.000       N/A       9.000       9.000       N/A       9.000       9.000       N/A
Assumed rate of
increase in future
compensation........       4.000       4.000     2.500       4.500       5.500     2.500       4.500       4.500     2.000

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


13. EMPLOYEE BENEFIT PLANS--(CONTINUED)

  The Company has a defined contribution 401(k) plan that covers all of the employees in the U.S. Under this plan, eligible employees are allowed to contribute up to 15% of their pay (up to federally mandated maximums), and the Company will contribute an amount equal to 40% of the initial 6% of the employee's contribution. The Company recognized an expense of $276, $343 and $343 in fiscal 1998, 1997 and 1996, respectively, as its contribution to this plan.

  The Company has other defined contribution plans, the contributions to which are based on a percentage of the employee's salary. Contributions to these plans amounted to $1,563, $1,236 and $1,319 in fiscal 1998, 1997 and 1996, respectively.

14. POSTRETIREMENT BENEFITS

  The Company sponsors an unfunded postretirement medical and life insurance plan that covers certain employees who were with the Company prior to January 1987. The Company sponsors no other postretirement benefit plans.

  Cash payments made by the Company for retiree benefits during the years ended March 31, 1998, 1997 and 1996 amounted to $160, $103 and $159, respectively. The Company's policy is to fund these obligations as incurred. The components of net periodic expense for this postretirement benefit are as follows:

                                                                  1998 1997 1996
                                                                  ---- ---- ----
      Service cost-benefits earned during the year..............  $--  $ -- $  1
      Interest cost on accumulated post retirement benefit obli-
       gation...................................................   83   125  126
                                                                  ---  ---- ----
      Net periodic postretirement benefit cost..................  $83  $125 $127
                                                                  ===  ==== ====

  The actuarial and recorded liabilities for this postretirement benefit, none of which have been funded, are as follows at March 31:

                                                                   1998   1997
                                                                  ------ ------
      Accumulated postretirement benefit obligation:
        Retirees................................................. $1,347 $1,266
        Fully eligible active plan participants..................     85     80
                                                                  ------ ------
          Total accumulated postretirement benefit...............  1,432  1,346
      Unrecognized actuarial gain................................    170    279
                                                                  ------ ------
      Accrued benefit liability.................................. $1,602 $1,625
                                                                  ====== ======

  The accumulated postretirement benefit obligation was determined using a discount rate of 6.75% and 7.75% in fiscal 1998 and 1997, respectively, and a health care cost trend rate of 8.3% for the first year decreasing to 6.0% in the year 2026 and thereafter.

  The effect on the accumulated postretirement obligation projected as of March 31, 1998, of a 1% increase each year in the health cost trend rate used, would result in an increase of 6.2% in the obligation and of 7.8% in the aggregate interest and service components of the fiscal 1998 expense.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)

15. INTERNATIONAL OPERATIONS AND SEGMENT DATA

  The Company's operations involve a single industry segment--the manufacture and distribution of impact and non-impact imaging supplies for office and home printing devices.

  Information concerning the Company's operations by geographic locations is summarized as follows for the fiscal years ended March 31:

                                                     1998      1997      1996
                                                   --------  --------  --------
      Net sales to unconsolidated customers:
        Domestic.................................. $148,341  $173,069  $203,992
        Europe....................................  143,793   165,826   215,685
        Other countries...........................    3,569     3,407     4,393
                                                   --------  --------  --------
                                                   $295,703  $342,302  $424,070
                                                   ========  ========  ========
      Operating income (loss):
        Domestic.................................. $(26,262) $(23,522) $ 11,372
        Europe....................................   (7,531)  (12,015)   15,879
        Other countries...........................      417       244       354
                                                   --------  --------  --------
                                                   $(33,376) $(35,293) $ 27,605
                                                   ========  ========  ========
      Identifiable assets:
        Domestic.................................. $ 98,605  $141,563  $176,679
        Europe....................................  125,318   152,534   182,700
        Other countries...........................    2,374     2,357     4,971
                                                   --------  --------  --------
                                                   $226,297  $296,454  $364,350
                                                   ========  ========  ========

  The above information does not include assets held for sale of $1,806, $4,482 and $2,065 for the years ended March 31, 1998, 1997 and 1996, respectively.

  Intercompany sales by domestic operations to foreign operations amounted to $740, $5,692 and $2,867 in fiscal 1998, 1997 and 1996, respectively, and intercompany sales by foreign operations to domestic operations amounted to $10,660, $19,232 and $18,690 in fiscal 1998, 1997 and 1996, respectively

  The Company's net sales for impact and non-impact imaging supplies were as follows for the fiscal year ended March 31:

                                                        1998     1997     1996
                                                      -------- -------- --------
      Impact......................................... $124,303 $146,200 $203,590
      Non-impact.....................................  171,400  196,102  220,480
                                                      -------- -------- --------
                                                      $295,703 $342,302 $424,070
                                                      ======== ======== ========

16. CONCENTRATION OF CREDIT RISK

  Accounts receivable potentially expose the company to concentrations of credit risk. The Company provides credit in its normal course of business to a large number of distributors and large retailers concentrated in the

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


16. CONCENTRATION OF CREDIT RISK--(CONTINUED)

office supplies business. The Company performs ongoing credit evaluations of its customer and maintains allowances for potential credit losses.

17. EMPLOYEE STOCK BASED COMPENSATION PLANS

  The Company sponsors the Nu-kote Holding, Inc. Stock Option Plan and the Nu-kote Holding, Inc. 1992 Stock Option Plan (the "Stock Option Plans"). The Company also sponsors the Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan (the "Plan").

 Stock Options

  Under the Stock Options Plans, the Company is authorized to issue shares of Class A Common Stock pursuant to "Awards" granted to officers, key employees and directors in the form of non-qualified stock options not qualified under
Section 422 of the Internal Revenue Code of 1986, as amended. As of March 31, 1998 and 1997, there were 1,405,876 and 631,775 shares available for grant, respectively.

  The stock options granted in fiscal 1998, 1997 and 1996 have exercise prices ranging from $2.75 to $20.875, and contractual terms of 10 years. All options vest on a graded schedule, 20% per year over 5 years, beginning on the first anniversary of the date of grant.

  A summary of the status of the Company's stock options as of March 31, 1998, 1997 and 1996 and the changes during the years then ended is present below:

                                            YEAR ENDED MARCH 31,
                          ------------------------------------------------------------
                                 1998                 1997                1996
                          -------------------- ------------------- -------------------
                                      WEIGHTED            WEIGHTED            WEIGHTED
                                      AVERAGE             AVERAGE             AVERAGE
                                      EXERCISE            EXERCISE            EXERCISE
                            SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ----------  -------- ---------  -------- ---------  --------
Outstanding at beginning
 of year................   1,923,463   $10.62  1,908,940   $10.53  2,276,592   $ 9.28
Granted.................     455,000   $ 2.75    145,000   $12.06    180,000   $16.03
Exercised...............          --   $   --    (33,294)  $10.13   (383,468)  $ 5.31
Forfeited...............  (1,229,099)  $10.04    (97,183)  $11.10   (164,184)  $11.49
                          ----------           ---------           ---------
Outstanding at end of
 year...................   1,149,364   $ 8.12  1,923,463   $10.62  1,908,940   $10.53
                          ==========           =========           =========
Exercisable at end of
 year...................     532,862   $10.03    878,054   $10.04    503,699   $ 9.76
Weighted average fair
 value of all options
 granted during year....               $ 1.62              $ 5.94              $ 7.75
                                       ======              ======              ======

  The fair value of each stock option granted in fiscal 1998, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.00%; expected volatility of 45.75%; a weighted risk-free interest rate of 6.26%, and expected lives of 6 years.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


17. EMPLOYEE STOCK BASED COMPENSATION PLANS--(CONTINUED)

 The following table summarizes information about stock options outstanding at March 31, 1998:

                     OPTIONS OUTSTANDING
            -------------------------------------
                            WEIGHTED AVERAGE          OPTIONS EXERCISABLE
                        ------------------------- ----------------------------
 RANGE OF   OUTSTANDING    REMAINING     EXERCISE EXERCISABLE WEIGHTED AVERAGE
 EXERCISE   AT 3/31/98  CONTRACTUAL LIFE  PRICE   AT 3/31/98   EXERCISE PRICE
  PRICES    ----------- ---------------- -------- ----------- ----------------
   $2.75       355,000        9.16       $  2.75         --       $   N/A
 $7.375 to
   $11.00      719,364        6.18       $  9.90    506,862       $  9.70
 $11.01 to
   $17.00       70,000        7.46       $ 16.18     24,000       $ 17.57
 $17.01 to
  $20.875        5,000        7.61       $20.875      2,000       $20.875
             ---------        ----       -------    -------       -------
 $2.75 to
  $20.875    1,149,364        7.18       $  8.12    532,862       $ 10.03
             =========        ====       =======    =======       =======

 Stock Appreciation Rights

  Under the Plan, the Company is authorized to grant awards to participants of appreciation rights with respect to a specified number of shares of Class A Common Stock. Stock appreciation rights ("SAR") permit a participant to receive, upon exercise of each SAR, an amount equal to a percentage, as defined in the Plan, of the difference between the grant price and the fair market value per share of the Company's Class A Common Stock at the exercise date. The Company granted 1,520,000 SARs and canceled 240,000 SARs during the year ended March 31, 1996. No additional grantings have since occurred. During fiscal 1998 the Company canceled 240,000 SARs, resulting in a total of 1,040,000 SARs that were outstanding on March 31, 1998.

  The SARs granted during the year ended March 31, 1996 are exercisable five years subsequent to the grant date and only in 20% installments per year for each year thereafter. As of March 31, 1998 these SARs had no intrinsic value.

  Under the provisions of the Plan, liability to any participant ceases once the Company's Class A Common Stock price falls below $15.43 per share. At March 31, 1998, the Class A Common Stock had a market value of $0.219. Accordingly, no liability for the Plan has been recorded. Incremental shares under the Plan for purposes of computing earnings per share are not recognized until awards under the Plan exceed $10,000.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


17. EMPLOYEE STOCK BASED COMPENSATION PLANS--(CONTINUED)

 Pro Forma Net Loss and Net Loss Per Common Share

  The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related interpretations in accounting for employee compensation costs related to its plans. APB 25 is an intrinsic value approach for measuring compensation costs. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is a fair value approach for measuring compensation costs. Had employee compensation cost for the Company's employee stock-based compensation plans been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per common share for fiscal 1998, 1997 and 1996 would approximate the pro forma amounts below:

                                               YEAR ENDED MARCH 31,
                         -------------------------------------------------------------------
                                 1998                   1997                   1996
                         ---------------------  ---------------------  ---------------------
                         AS REPORTED PRO FORMA  AS REPORTED PRO FORMA  AS REPORTED PRO FORMA
                         ----------- ---------  ----------- ---------  ----------- ---------
SFAS 123 compensation
 cost...................  $      --  $     99    $     --   $    308     $    --    $   100
APB 25 compensation
 cost...................  $      --  $     --    $     --   $     --     $    --    $    --
Net income (loss).......  $( 52,367) $(52,466)   $(49,652)  $(49,960)    $13,137    $13,075
Net income (loss) per
 common share:..........  $      --  $     --    $     --   $     --     $    --    $    --
  Basic.................  $   (2.40) $  (2.41)   $  (2.28)  $  (2.29)    $  0.61    $  0.61
  Diluted...............  $   (2.40) $  (2.41)   $  (2.28)  $  (2.29)    $  0.58    $  0.58

  The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

18. RELATED PARTY AND OTHER TRANSACTIONS

  The Company paid to Ballyglen Company, Inc. fees of $118 in fiscal 1996 for the consulting services of Mr. Theodore Barry, a former director of the Company. Mr. Hubbard C. Howe was paid $38, $150 and $150 as Vice Chairman of the Board in fiscal 1998, 1997 and 1996, respectively, in lieu of directors fees. Payments to Mr. Howe were discontinued in July 1997, upon his resignation from the Board.

  As a result of the Pelikan acquisition, Ligapart AG ("Ligapart"), which owned the majority of Pelikan, became a major shareholder of the Company. In connection with the acquisition, the Company entered into various management and lease agreements with Ligapart related entities. The net expense incurred by the Company under these agreements amounted to $782, $2,423 and $6,995 in fiscal 1998, 1997 and 1996, respectively. In addition, sales to Ligapart related entities amounted to $7,936, $12,600 and $25,453 and purchases amounted to $0, $71 and $2,302 in fiscal 1998, 1997 and 1996, respectively.

19. SHAREHOLDERS' EQUITY (DEFICIT)

  On May 19, 1994 the Board of Directors of Nu-kote, in connection with a Shareholder Rights Agreement adopted on that date, declared a dividend distribution of one preferred share purchase right ("Right") for each outstanding share of Class A Common Stock to be paid on June 6, 1994 to holders of record on that date. The Rights are represented by the certificates for the Class A Common Stock and trade with such stock until another party acquires, or announces its intention to acquire, beneficial ownership of 15% or more of the outstanding Class A Common Stock. The Rights expire June 6, 2004, unless earlier redeemed by Nu-kote, and entitle the

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


19. SHAREHOLDERS' EQUITY (DEFICIT)--(CONTINUED)

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

  On July 19, 1995, Nu-kote's Board of Directors declared a 2 for 1 stock split to be effected in the form of a 100% stock dividend on Nu-kote's Class A Common Stock. All prior period share amounts and number of shares have been restated to reflect this split.

  The Company's credit agreements (see Note 8) restrict the Company from declaring or paying dividends.

20. RESTRUCTURING EXPENSES

  Restructuring expenses for the fiscal years ended March 31, 1998, 1997 and 1996 are as follows:

                                                           1998   1997    1996
                                                          ------ ------- -------
      Severance.........................................  $  814 $ 4,461 $   495
      Impairment provisions for duplicate or incompati-
       ble property, plant and equipment and foreign op-
       erations.........................................   1,327   8,567      --
      Incremental manufacturing costs associated with
       facility closures................................      --      --   8,662
      Relocation of employees, equipment and inventory,
       lease cancellations, termination of contracts,
       facility maintenance and other...................   1,208   2,111   4,668
                                                          ------ ------- -------
                                                          $3,349 $15,139 $13,825
                                                          ====== ======= =======

  The fiscal 1998 restructuring expenses related primarily to the centralization of sales and distribution into Franklin, Tennessee, and the closure of the Dallas, Texas headquarters. The charge for severance was approximately $1,242 representing the severance of approximately 70 people in manufacturing, sales and administration, of which virtually all had been terminated by March 31, 1998. This charge was offset by changes in estimates of $428 related to fiscal 1997 severance accruals. Approximately $1,104 of the fiscal 1998 severance had been paid by March 31, 1998. Other restructuring expenses of $1,208, net of fiscal 1997 changes in estimates of $353, related primarily to relocation of employees and outplacement counseling and were expensed as incurred. The asset write-downs were related to property, plant and equipment at the Company's Derry, Pennsylvania facility, and were written down to their estimated net realizable value as a result of the Company's decision to dispose of these assets as part of its consolidation effort. A significant portion of the machinery and equipment at the Derry, Pennsylvania facility was sold in fiscal 1999.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


20. RESTRUCTURING EXPENSES--(CONTINUED)

  The Company estimates that an additional $2,000 of restructuring expenses will be recognized in fiscal 1999. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts in Europe. Management currently anticipates completion of its restructuring efforts in fiscal 1999.

  During fiscal 1997, restructuring expenses amounted to $15,139 relating primarily to the consolidation of impact product production into Scotland, Mexico, and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Monchaltorf, Switzerland. The charge for severance costs represents the severance of approximately 110 people in manufacturing and administration, of which virtually all had been terminated by March 31, 1997. Of this charge, $3,257 was paid in fiscal 1997. Of the $2,111 in fiscal 1997 relating to lease cancellations, facility maintenance and other, $1,434 was paid in fiscal 1997. The assets written down were comprised of property, plant and equipment at the Company's Macedon, New York and Derry, Pennsylvania facilities, and were written down as a result of the Company's decision to dispose of these assets as part of its consolidation effort. Fiscal 1997 activity related to these accrued restructuring costs is as follows:

                                     AMOUNT     AMOUNT                AMOUNT
DESCRIPTION OF RESTRUCTURING       ACCRUED AT  PAID IN   CHANGES IN ACCRUED AT
EXPENSE                             3/31/97   FISCAL1998 ESTIMATES   3/31/98
----------------------------       ---------- ---------- ---------- ----------
Severance costs...................   $1,204     $(776)     $(428)      $ --
Lease cancellations...............      430      (139)      (111)       180
Facility maintenance and other....      247        (5)      (242)        --
                                     ------     -----      -----       ----
                                     $1,881     $(920)     $(781)      $180
                                     ======     =====      =====       ====

  The changes in estimates noted above decreased fiscal 1998 net loss $781 and loss per share $0.04 on a basic and diluted basis.

  During fiscal 1996, the Company substantially completed the merger of its operations with those of the Pelikan Hardcopy Division, which was acquired in February 1995. That plan included, among other things , the closure of the Company's manufacturing, distribution and administration facility in Bardstown, Kentucky and merger of its operations into the Pelikan Hardcopy Division's facility in Franklin, Tennessee; the termination of contract manufacturing and other contracts; closure of the Company's manufacturing facility in Deeside, Wales and merger of its operations with the Pelikan Hardcopy Division's operations in Scotland; consolidation of certain toner manufacturing operations of ICMI's Connellsville, Pennsylvania facility and the Pelikan Hardcopy Division's Derry, Pennsylvania facility; and consolidation of sales and administrative organizations of the two companies.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


20. RESTRUCTURING EXPENSES--(CONTINUED)

  As part of the original plan, the Company terminated a total of approximately 400 employees through March 31, 1996. Estimated severance charges related to those terminations charged to restructuring expense during fiscal 1995 amounted to $4,395 of which $1,224 was paid in fiscal 1995. Fiscal 1997 and 1996 activity related to these accrued restructuring costs is as follows:

                                    AMOUNT     AMOUNT                 AMOUNT
DESCRIPTION OF RESTRUCTURING      ACCRUED AT   PAID IN   CHANGES IN ACCRUED AT
EXPENSE                            3/31/96   FISCAL 1997 ESTIMATES   3/31/97
----------------------------      ---------- ----------- ---------- ----------
Severance........................    $ 71       $(152)     $  81       $--
Lease cancellations..............     425        (213)      (212)       --
Facility maintenance and other...     384        (231)      (153)       --
                                     ----       -----      -----       ---
                                     $880       $(596)     $(284)      $--
                                     ====       =====      =====       ===

  The changes in estimates noted above decreased fiscal 1997 net loss $284 and loss per share $0.01 on a basic and diluted basis.

                                     AMOUNT     AMOUNT                 AMOUNT
DESCRIPTION OF RESTRUCTURING       ACCRUED AT   PAID IN   CHANGES IN ACCRUED AT
EXPENSE                             3/31/95   FISCAL 1996 ESTIMATES   3/31/96
----------------------------       ---------- ----------- ---------- ----------
Severance.........................   $3,171     $(3,595)    $  495      $ 71
Lease cancellations...............    1,210        (178)      (607)      425
Termination of contract manufac-
 turing and other contracts.......    2,350      (1,344)    (1,006)       --
Facility maintenance and other....    1,634      (1,780)       530       384
                                     ------     -------     ------      ----
                                     $8,365     $(6,897)    $ (588)     $880
                                     ======     =======     ======      ====

  The changes in estimates noted above increased fiscal 1996 net income $373 and net income per share $0.02 on a basic and diluted basis.

21. SALE OF BUSINESSES

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

  On April 1, 1998 the Company sold its Colombian subsidiary, Nu-kote de Colombia, to local management. The subsidiary's financial statements were not significant to the consolidated financial statements.

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


22. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

  The following is the composition of the common shares used in computing basic and diluted net income (loss) per share for fiscal 1998, 1997 and 1996:

                                                             1998   1997   1996
                                                            ------ ------ ------
      Basic--weighted average shares outstanding........... 21,775 21,770 21,499
      Add: dilutive options................................     --     --    993
                                                            ------ ------ ------
      Diluted.............................................. 21,775 21,770 22,492
                                                            ====== ====== ======

  Options and warrants excluded from the computation because they were anti-dilutive were 2,849, 1,923 and 916 in fiscal 1998, 1997 and 1996, respectively.

  The effect of this accounting change on previously reported net income
(loss) per share was as follows:

                                                                   1997   1996
                                                                  ------  -----
      Primary net income (loss) as reported...................... $(2.28) $0.59
      Effect of SFAS 128.........................................     --   0.02
                                                                  ------  -----
      Basic net income (loss) as restated........................ $(2.28) $0.61
                                                                  ======  =====
      Fully diluted net income (loss) as reported................ $(2.28) $0.58
      Effect of SFAS 128.........................................     --     --
                                                                  ------  -----
      Diluted net income (loss) as restated...................... $(2.28) $0.58
                                                                  ======  =====

                    NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                         MARCH 31, 1998, 1997 AND 1996
       (DOLLARS, (Pounds)S AND CHFS IN THOUSANDS, EXCEPT PER SHARE DATA)


23. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a summary of the quarterly results of operations for the years ended March 31, 1998 and 1997:

                                                QUARTER ENDED
                                  ------------------------------------------
                                  JUNE 27  SEPTEMBER 26 DECEMBER 26 MARCH 31
                                  -------  ------------ ----------- --------
Fiscal 1998:
  Net sales...................... $79,727    $72,688      $70,755   $72,533
  Gross margin...................  15,783     12,548        9,615     2,489 (a)
  Restructuring expense..........   1,623      1,194          488        44
  Operating loss.................  (2,318)    (4,560)     (10,597)  (15,901)
  Net loss.......................  (5,972)   (10,568)     (14,980)  (20,847)(c)
  Net loss per share (d)......... $ (0.27)   $ (0.49)     $ (0.69)  $ (0.97)(c)

                                                 QUARTER ENDED
                                   -----------------------------------------
                                   JUNE 28 SEPTEMBER 27 DECEMBER 27 MARCH 31
                                   ------- ------------ ----------- --------
Fiscal 1997:
  Net sales....................... $87,457   $86,241      $82,923   $85,681
  Gross margin....................  25,227    20,708       15,355    (4,132)(b)
  Restructuring expense...........   1,145     4,635        2,031     7,328
  Operating income (loss).........   4,152    (2,154)      (4,580)  (32,711)
  Net income (loss)...............   1,795    (2,332)      (4,029)  (45,086)(c)
  Net income (loss) per share(d).. $  0.08   $ (0.11)     $ (0.19)  $ (2.07)(c)

--------
(a) Includes provisions for excess and obsolete inventories of $5,488 in North America.
(b) Includes the following significant charges: (1) $8,039 for provisions for excess and obsolete inventories in North America; and (2) $7,724 of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead, of which approximately $1,500, $1,400 and $1,700 were deferred during the first, second and third quarters, respectively, of fiscal 1997.
(c) Includes the effect of minimal tax benefit for losses during fiscal 1998 and 1997 and a $4,301 increase in the valuation allowance recorded in fiscal 1997, against certain beginning of the year deferred tax assets pursuant to Statement of Financial Accounting Standards No. 109. Through the first three quarters of fiscal 1997, the Company increased deferred tax assets by approximately $3,100, which represented 40% of the current year loss through nine months. During the fourth quarter of fiscal 1997, it was determined that, based on weight of available evidence, it was not "more likely than not" that the net deferred tax assets would be realized, and, accordingly, a valuation allowance was recorded.
(d) Per share information has been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

                    INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
                                                                           ----
FINANCIAL STATEMENT SCHEDULES
  Report of Independent Accountants on Financial Statement Schedule....... S-2
  Schedule II--Valuation and Qualifying Accounts and Reserves for the
   fiscal years ended March 31, 1998, 1997 and 1996....................... S-3

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

  Our report on the consolidated financial statements of Nu-kote Holding, Inc. and Subsidiaries is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements we have also audited the related financial statement schedule listed in the index on Page S-1 of the Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Dallas, Texas
June 26, 1998

                                  SCHEDULE II

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

             ALLOWANCES FOR SALES RETURNS AND DOUBTFUL RECEIVABLES

                                           ADDITIONS
                                      --------------------
                           BALANCE AT CHARGED TO                      BALANCE AT
                           BEGINNING  COSTS AND                         END OF
FISCAL YEAR ENDED          PF PERIOD   EXPENSES  OTHER (A) DEDUCTIONS   PERIOD
-----------------          ---------- ---------- --------- ---------- ----------
March 31, 1996............   $4,338     $ 652      $ 10     $(1,067)    $3,933
March 31, 1997............    3,933     1,786      (455)     (1,523)     3,741
March 31, 1998............    3,741     2,740      (111)       (897)     5,473

--------
(a) Other deductions for the fiscal year ended March 31, 1997 relate primarily to exchange rate differences.