Form 10-K/A
period 1998-03-31
NU KOTE HOLDING INC /DE/
filed 1998-07-06
CIK 812423

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                               FORM 10-K/A

                             AMENDMENT NO. 1

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

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

  The registrant hereby amends Item 14 of its Annual Report on Form 10-K for the fiscal year ended March 31, 1998, as set forth on the pages attached hereto.

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
     (3)Exhibits.

 EXHIBIT                                                             SEQUENTIAL
   NO.                          DESCRIPTION                           PAGE NO.
 -------                        -----------                          ----------
  3.1    --Amended and Restated Certificate of Incorporation of
          Nu-kote Holding, Inc. ("Holding") (incorporated herein
          by reference to Exhibit 3(a) of Amendment No. 1, as
          filed with the Commission on August 24, 1992 ("Amendment
          No. 1") to Holding's Registration Statement on Form S-1
          (File No. 33-481012); as filed with the Commission on
          May 22, 1992 ("Holding's 1992 Form S-1")).
  3.2    --Certificate of Amendment to Amended and Restated
          Certificate of Incorporation, dated August 4, 1994
          (incorporated herein by reference to Exhibit 3(a) to
          Holding's Annual Report on Form 10-K for the year ended
          March 31, 1995 (File No. 0-20287) ("Holding's 1995 Form
          10-K")).
  3.3    --Certificate of Designations of Holding, dated May 19,
          1994 (incorporated herein by reference to Exhibit 3.1(b)
          to Holding's 1995 Form 10-K).
  3.4    --Certificate of Increase of Holding, dated February 10,
          1995 (incorporated herein by reference to Exhibit 3.1(c)
          to Holding's 1995 Form 10-K).
  3.5    --By-Laws of Holding (incorporated herein by reference to
          Exhibit 3.2 to Holding's 1995 Form 10-K).
  4.1    --Form of Stock Certificate for Class B Common Stock, par
          value $.01 per share (incorporated herein by reference
          to Exhibit 4(d) to Amendment No. 2 to Holding's 1992
          Form S-1).
  4.2    --Rights Agreement, dated as of May 19, 1994 between
          Holding and Chemical Bank (incorporated herein by
          reference to Exhibit 1 of Holding's Form 8-A, as filed
          with the Commission on May 20, 1994).
  4.3    --Amendment No. 1 to Rights Agreement, dated as of
          November 15, 1994, between Holding and Chemical Bank
          (incorporated herein by reference to Exhibit 2 of
          Holding's Form
          8-A/A, as filed with the Commission on February 24,
          1995).
  4.4    --Registration Rights Agreement, dated as of February 24,
          1995, between Holding, Pelikan, Pelikan, Inc.,
          Caribonum, Limited, Pelikan GmbH and Pelikan
          International Handelsgesellschaft mbH & Co, KG
          (Hannover) (incorporated herein by reference to Exhibit
          E to Annex A to Holding's Definitive Proxy Statement, as
          filed with the Commission on February 10, 1995
          ("Holding's 1995 Proxy Statement").
 10.1    --Second Amended an Restated Credit Agreement dated as of
          July 31, 1997 by and among Nu-kote International, Inc.
          as borrower, Nu-kote Holding, Inc. as Guarantor, the
          lenders listed on the signature page thereto as Lenders,
          and NationsBank of Texas, N.A. as Administrative Agent
          and Collateral Agent (incorporated herein by reference
          to Exhibit 10.1 of Holding's June 1997 10-Q).
 10.2    --(Pounds)6,275,000--Third Amended and Restated Revolving
          Credit Agreement dated July 31, 1997 between Pelikan
          Scotland Limited as borrower, Barclays Bank PLC as
          Agent, NationsBank of Texas, N.A. as Collateral Agent
          and NationsBank of Texas, N.A. as Documentation Agent
          and Others (incorporated herein by reference to Exhibit
          10.2 of Holding's June 1997 10-Q).

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
 10.32   --Second Amendment to Second Amended and Restated Credit
          Agreement and Waiver dated March 30, 1998.
 10.33   --Third Amendment to Second Amended and Restated Credit
          Agreement, Waiver and Amendment to Certain Eurocurrency
          Loan Documents dated April 1, 1998.
 10.34   --Fourth Amendment to Second Amended and Restated Credit
          Agreement, Waiver and Amendment to Certain Eurocurrency
          Loan Documents dated May 29, 1998.
 10.35   --Management consulting agreement with Glass &
          Associates, Inc. (incorporated herein by reference to
          Exhibit 10.7 to Holding's December 1997 10-Q).
 10.36   --Daniel Kerrane employment contract dated May 6, 1998.
 10.37   --David Brigante severance agreement dated March 9, 1998.
 10.38   --Form of Employee Retention Agreement.
 21.1    --Subsidiaries of Holding.
 23.1    --Consent of Coopers & Lybrand L.L.P.
 27      --Financial Data Schedule

--------

(b) The Registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1998.

                                SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 1998

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