Form 10-Q
period 1998-06-26
NU KOTE HOLDING INC /DE/
filed 1998-08-07
CIK 812423

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, DC  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended      JUNE 26, 1998
--------------------------------------------------------------------------------

Commission file number          0-20287
--------------------------------------------------------------------------------

                             NU-KOTE HOLDING, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              16-1296153
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 200 BEASLEY DRIVE, FRANKLIN, TENNESSEE                            37064
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                (615) 794-9000
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

Number of shares of common stock of registrant outstanding at August 7, 1998:


              Class                                           Outstanding
              -----                                           -----------
Class A common stock $.01 par value                            21,775,302

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                             FINANCIAL STATEMENTS


                                                                           PAGE
                           PART I - FINANCIAL INFORMATION
                           ------------------------------

Consolidated Balance Sheets as of June 26, 1998 and March 31, 1998......     3

Consolidated Statements of Operations, Accumulated Deficit and
Comprehensive Loss for the Three Month Periods Ended June 26, 1998 and
  June 27, 1997.........................................................     4

Consolidated Statements of Cash Flows for the Three Month Periods Ended
  June 26, 1998 and June 27, 1997.......................................     5

Notes to Consolidated Financial Statements..............................     6

Management's Discussion and Analysis of Financial Condition and Results
  of Operations.........................................................    13

                          PART II - OTHER INFORMATION
                          ---------------------------

Other Information.......................................................    17

Signature Page..........................................................    18

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)


                                                                             June 26,            March 31,
                                                                               1998                1998
                                                                             --------            --------
                                ASSETS

Current assets:
  Cash and cash equivalents..............................................      $  5,357            $  9,488
  Accounts receivable, net...............................................        45,032              46,412
  Receivables from related party.........................................         2,800               2,674
  Inventories, net.......................................................        72,203              73,651
  Prepaid expenses.......................................................         8,194               6,907
  Deferred income taxes..................................................         3,457               3,457
                                                                               --------            --------

     Total current assets................................................       137,043             142,589

  Property, plant, and equipment, net....................................        64,402              66,652
  Other assets and deferred charges......................................         3,285               4,344
  Assets held for sale...................................................           621               1,806
  Intangibles, net.......................................................        12,343              12,712
                                                                               --------            --------
     Total assets........................................................      $217,694            $228,103
                                                                               ========            ========
                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Bank loans and current portion of long-term debt.......................      $139,265            $142,009
  Accounts payable.......................................................        37,299              40,730
  Compensation related liabilities.......................................         7,677               8,031
  Other accrued liabilities..............................................        31,001              29,357
                                                                               --------            --------
     Total current liabilities...........................................       215,242             220,127

  Long-term debt, net of current maturities..............................           760                 760
  Other liabilities......................................................         7,400               7,079
  Deferred income taxes..................................................         9,265               9,265
                                                                               --------            --------
     Total liabilities...................................................       232,667             237,231
                                                                               ========            ========
Shareholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares authorized;
    none issued..........................................................             -                   -
  Class A common stock, $.01 par value, 40,000,000 shares
    authorized; 22,325,302 issued and 21,775,302 shares
    outstanding...........................................................          223                 223
  Class B common stock, $.01 par value, 15,000,000 shares authorized;
    none issued...........................................................            -                   -
  Additional paid-in capital..............................................       92,610              92,610
  Accumulated deficit.....................................................      (96,305)            (88,977)
  Foreign currency translation adjustments................................       (8,866)            (10,349)
  Excess pension liability................................................       (2,409)             (2,409)
  Treasury stock, at cost, 550,000 shares.................................         (226)               (226)
                                                                               --------            --------
     Total shareholders' deficit..........................................      (14,973)             (9,128)
                                                                               --------            --------
          Total liabilities and shareholders' deficit.....................     $217,694            $228,103
                                                                               ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
       FOR THE THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)


                                                                              June 26,             June 27,
                                                                                1998                1997
                                                                             ----------          ----------
Net sales...............................................................     $   64,181          $   79,727
Cost of sales ..........................................................         52,304              63,944
                                                                             ----------          ----------
     Gross margin ......................................................         11,877              15,783

Selling, general and administrative expenses ...........................         12,750              14,690
Research and development expenses ......................................          1,489               1,788
Gain on sale of business ...............................................           (462)                  -
Restructuring expense ..................................................             76               1,623
                                                                             ----------          ----------
     Operating loss ....................................................         (1,976)             (2,318)

Interest expense .......................................................          5,288               2,965
Other expense items, net ...............................................             64                 689
                                                                             ----------          ----------
Loss before income taxes ...............................................         (7,328)             (5,972)
Benefit for income taxes ...............................................              -                   -
                                                                             ----------          ----------
     Net loss ..........................................................         (7,328)             (5,972)
Accumulated deficit - Beginning of period ..............................        (88,977)            (36,610)
                                                                             ----------          ----------
Accumulated deficit - End of period ....................................     $  (96,305)         $  (42,582)
                                                                             ==========          ==========
Net loss per share of common stock (basic and diluted) .................     $    (0.34)         $    (0.27)
                                                                             ==========          ==========
Weighted average shares outstanding ....................................     21,775,302          21,775,302
                                                                             ==========          ==========

Comprehensive loss:
     Net loss ..........................................................     $   (7,328)         $   (5,972)
     Foreign currency translation adjustments ..........................          1,483                (866)
                                                                             ----------          ----------
     Comprehensive loss ................................................     $   (5,845)         $   (6,838)
                                                                             ==========          ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTH PERIODS ENDED JUNE 26, 1998 AND JUNE 27, 1997
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                              June 26,             June 27,
                                                                                1998                1997
                                                                             ----------          ----------
Cash flows from operating activities:
     Net loss.........................................................         $(7,328)            $(5,972)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Exchange losses............................................               -                 200
           Depreciation and amortization..............................           3,984               3,480
           Gain on sale of business...................................            (462)                  -
           Other......................................................             808                 (11)
     Changes in working capital:
           Accounts receivable........................................           1,076                (815)
           Inventories................................................           1,630              (6,125)
           Prepaid expenses...........................................          (1,256)              1,385
           Accounts payable...........................................          (3,155)              1,931
           Compensation related liabilities...........................            (457)                (94)
           Other accrued liabilities..................................           3,206               2,256
           Cash paid for restructuring................................            (158)             (1,415)
                                                                             ----------          ----------
                 Net cash used in operating activities................          (2,112)             (5,180)
                                                                             ----------          ----------
Cash flows from investing activities:
     Purchase of property, plant and equipment........................            (772)             (1,449)
     Sale of property, plant and equipment............................           1,267                   -
                                                                             ----------          ----------
           Net cash used in investing activities......................             495              (1,449)
                                                                             ----------          ----------
Cash flows from financing activities:
     Borrowings on long-term debt and other loans.....................             500               7,868
     Payments on long-term debt and other loans.......................          (3,220)             (5,149)
                                                                             ----------          ----------
           Net cash used in financing activities......................          (2,720)              2,719
                                                                             ----------          ----------
Effect of exchange rate changes on cash...............................             206                (809)
                                                                             ----------          ----------
Net decrease in cash..................................................          (4,131)             (4,719)
Cash and cash equivalents at beginning of period......................           9,488              12,275
                                                                             ----------          ----------
Cash and cash equivalents at end of period............................         $ 5,357             $ 7,556
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

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)


1.  THE COMPANY

     Nu-kote Holding, Inc. ("Nu-kote") and its wholly-owned subsidiaries are referred to collectively as "the Company". The Company is an independent manufacturer and distributor of impact and non-impact imaging supplies for office and home printing devices, including the manufacture and distribution of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rolls, and carbon paper.

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

     The consolidated balance sheet as of June 26, 1998 and the related consolidated statements of operations, accumulated deficit and comprehensive loss and consolidated statements of cash flows for the three month periods ended June 26, 1998 and June 27, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  NET LOSS PER SHARE OF COMMON STOCK

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Per share data presented for the prior period has been restated to reflect the adoption of the statement. Basic and diluted net loss per share of common stock are the same and, therefor, are not shown separately.

3.  ACCOUNTS RECEIVABLE

     Accounts receivable are reflected net of allowances for doubtful accounts of $5,462 and $5,473 at June 26, 1998 and March 31, 1998, respectively.

4.  INVENTORIES

     Inventories consist of the following:

                                        JUNE 26,           MARCH 31,
                                         1998                1998
                                      ----------          ----------
Raw materials.......................    $ 29,308            $ 31,000
Work-in-process.....................      10,793              11,539
Finished goods......................      32,102              31,112
                                        --------            --------
    Total...........................    $ 72,203            $ 73,651
                                        ========            ========

     Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory level at June 26, 1998. The amounts at March 31, 1998 are based upon the audited balance sheet at that date.

5.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following components:

                                       JUNE 26,             MARCH 31,
                                         1998                 1998
                                     -------------        ------------
Land...............................    $  4,322             $  4,312
Buildings and improvements.........      19,594               19,413
Machinery and equipment............      80,035               80,194
                                       --------             --------
                                        103,951              103,919
Less accumulated depreciation......     (39,549)             (37,267)
                                       --------             --------
     Total.........................    $ 64,402             $ 66,652
                                       ========             ========

     Depreciation expense amounted to $2,450 and $2,845 for the three month periods ended June 26, 1998 and June 27, 1997, respectively.

6.  INTANGIBLE ASSETS

     Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                        Amortization    June 26,   March 31,
                                           Period         1998       1998
                                        ------------    --------   ---------
Goodwill..............................      20 years    $ 6,184    $ 6,184
Covenants-not-to-compete..............     3 - 5 years    4,556      4,556
Trademark.............................      40 years      6,869      6,869
Technology license....................       8 years      1,272      1,272
                                                        -------    -------
                                                         18,881     18,881
Less accumulated amortization.........                   (6,538)    (6,169)
                                                        -------    -------
     Total............................                  $12,343    $12,712
                                                        =======    =======

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

7.  LONG-TERM DEBT

     Long-term debt of the Company consists of the following:

                                                      June 26,      March 31,
                                                        1998          1998
                                                     ----------     ---------
Revolving lines of credit.......................      $139,003      $141,456
Other items.....................................         1,022         1,313
                                                      --------      --------
                                                       140,025       142,769
Less current portion............................      (139,265)     (142,009)
                                                     ---------     ---------
Long-term debt, net of current portion..........     $     760     $     760
                                                     =========     =========

8.  INCOME TAXES

    Following are the approximate effective blended tax rates for significant jurisdictions:

North America..................................   40%
Switzerland....................................   27%
Germany........................................   56%
United Kingdom.................................   33%

     For the quarters ended June 26, 1998 and June 27, 1997, no tax benefit has been provided with respect to any tax jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized.

9.  CONTINGENCIES

  On January 23, 1998 a suit seeking class action status was filed by a shareholder against the Company, its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, case number 3-98CV0161-T. The complaint alleges that the Company and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about the Company's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking, on behalf of the purported class, compensatory damages and reimbursement of fees and expenses. The Company denies the plaintiff's allegations and intends to vigorously defend the suit.

  Three original equipment manufacturers ("OEMs") filed lawsuits against Nu-kote International, Inc. ("NII") alleging that certain NII ink jet replacement cartridges, refill inks and packaging infringe their trademarks, tradedress and patents and alleging, among other things, unfair competition and misleading representations. The plaintiffs are seeking injunctive relief, monetary damages, and court costs and attorney's fees. The complaint in one of the cases has been amended to name the Company and Pelikan Produktions AG as defendants. None of the lawsuits have been concluded or settled and in management's opinion the potential losses related to these cases are not reasonably estimable. All of the cases are being vigorously contested, and in each case the Company or NII has asserted affirmative defenses and counterclaims and has requested damages and affirmative injunctive relief. In one of the cases NII's Motion for Summary Judgement of the unenforceability of four of the plaintiff's utility patents was granted and in another case NII's Motion for Summary Judgement of the unenforceability of ten of the plaintiff's patents was granted although a Motion for Reconsideration with respect to the ruling is pending before the respective court that granted each motion.

  On March 10, 1998, a lawsuit was filed against the Company and a subsidiary accusing the Company of infringing on the plaintiff's patent with respect to certain printer heads manufactured by Nu-kote's Swedish subsidiary. The lawsuit is in a very preliminary stage. The Company denies the plaintiff's allegations and intends to vigorously defend the suit.

  In June 1998, the Company received a letter from the licensor of the Pelikan trademark license purporting to terminate this license based upon the failure to cure alleged defaults under the license. The Company believes that, to the extent there were any breaches under the license, they were properly cured and it is unaware of any grounds that could allow the licensor to terminate such license.

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

     In connection with the Company's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester and Macedon, New York and Bardstown, Kentucky facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date, Unisys has handled all remediation efforts related to these properties. In connection with the Company's acquisition of Pelikan, the seller, Pelikan Holding AG, agreed to indemnify the Company for certain pre-closing environmental liabilities. The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. As a result of the indemnification from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

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

10.  RESTRUCTURING EXPENSE

     Restructuring expenses incurred in the first quarter of fiscal 1999 related to severance and were a continuation of the fiscal 1998 restructuring plan which primarily related to the centralization of sales and distribution into Franklin, Tennessee and the closure of the Dallas, Texas headquarters. Restructuring activities commenced during fiscal 1997 (the "1997 Restructuring") related primarily to the consolidation of impact product production into Scotland, Mexico and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Relative to the two restructuring initiatives indicated above, the Company has accruals remaining at June 26, 1998 of $52 and $180 respectively, of which the former is related to severance costs and the latter to lease cancellations.

     Activity related to accrued restructuring costs for the 1997 Restructuring during the quarter ended June 27, 1997 is as follows:

                                                                 AMOUNT                                          AMOUNT
                                                               ACCRUED AT        AMOUNT          CURRENT       ACCRUED AT
                                                               BEGINNING         PAID IN         PERIOD          END OF
DESCRIPTION OF RESTRUCTURING EXPENSE                           OF QUARTER        QUARTER         ACCRUAL         QUARTER
------------------------------------                          ------------     -----------      ---------      ------------
Quarter Ended June 27, 1997:
     Severance..........................................      $    1,204         $    718       $      940      $    1,426
     Lease cancellations................................             430                -                -             430
     Facility maintenance and other.....................             247              697              683             233
                                                              ----------         --------       ----------      ----------
                                                              $    1,881         $  1,415       $    1,623      $    2,089
                                                              ==========         ========       ==========      ==========

     The Company estimates that an additional $2,000 of restructuring expenses will be recognized in fiscal 1999. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts in Europe. Management currently anticipates completion in fiscal 1999.

11.  BUSINESS UNITS HELD FOR SALE

     The Company has engaged BT Alex Brown Incorporated to assist it in the sale of all or part of the Company's business. Shown below is selected financial data for the three months ended June 26, 1998 and June 27, 1997 for the Company's North American and European Operations.

                                                  NORTH              EUROPEAN             CORPORATE
QUARTER ENDED JUNE 26, 1998                      AMERICA          OPERATIONS (A)         & OTHER (B)        CONSOLIDATED
---------------------------                  -------------       ---------------        ------------        ------------
Income Statement Data:
     Net sales..........................     $    31,968          $     32,213          $        -         $    64,181
     Gross margin.......................           5,322                 6,555                   -              11,877
     Operating income (loss)............           1,864                (1,846)             (1,994)             (1,976)

Balance Sheet Data:
     Current assets.....................     $    59,564          $     73,213          $    4,266         $   137,043
     Current liabilities................         126,163                81,947               7,132             215,242
     Long-term assets...................          30,059                39,724              10,868              80,651
     Long-term liabilities..............           5,792                11,633                   -              17,425
     Equity (deficit)...................         (42,332)               19,357               8,002             (14,973)

QUARTER ENDED JUNE 27, 1997
---------------------------

Income Statement Data:
     Net sales..........................     $    42,089          $     37,638          $        -         $    79,727
     Gross margin.......................           6,979                 8,804                   -              15,783
     Operating income (loss)............           1,446                (1,729)             (2,035)             (2,318)

Balance Sheet Data:
     Current assets.....................     $    94,989          $     93,727          $    5,737         $   194,453
     Current liabilities (c)............         132,278                96,487               6,946             235,711
     Long-term assets...................          39,995                47,002              15,485             102,482
     Long-term liabilities..............           2,408                16,226                   -              18,634
     Equity (deficit)...................             298                28,015              14,277              42,590

---------------
(a) Includes the Company's MIT, Interfas and the recently-sold Latin American Operations.
(b) Includes Nu-kote Imperial, Inc., the North American subsidiary which holds the Company's patents and trademarks.
(c) For comparative purposes, current liabilities in the prior year have been restated to reflect the Company's long-term debt which is classified as a current liability in the June 26, 1998 balance sheet.

12.  SALE OF BUSINESS

     On April 1, 1998 the Company sold its Colombian subsidiary, Nu-kote de Colombia, to local management recognizing a gain of $462. The subsidiary's financial statements were not significant to the consolidated financial statements.

13.  NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pension and Other Postretirement Benefits", both of which are effective for financial statements for fiscal years beginning after December 15, 1997. During 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" was also issued, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statement but has not yet determined the full impact.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended June 26, 1998 Compared to Quarter ended June 27, 1997
-------------------------------------------------------------------

       Net revenue for the quarter ended June 26, 1998 was $64.2 million, a decline of $15.5 million (19.5%) over the quarter ended June 27, 1997. Worldwide sales of non-impact supplies accounted for approximately 55.8% of total sales for the quarter ended June 26, 1998 compared to 59.0% of total sales for the quarter ended June 27, 1997.

       Total North American net sales decreased $10.2 million versus the comparable quarter of the prior fiscal year. The primary contributor to this decline was a $6.9 million decrease in non-impact sales. This decrease resulted from a $2.0 million decline due to the sale of the components division in December 1997 and a decline in toner revenues of $3.3 million due to the loss of certain customers resulting from poor performance deliveries throughout fiscal year 1998. Current performance deliveries have improved significantly which should favorably impact toner sales prospectively. Additionally, inkjet sales declined $1.5 million attributable to the reconfiguration of inkjet products which has reduced the average unit sales price but are projected to increase sales in the future and the loss of a certain customer. Laser cartridge sales also declined $1.6 million resulting from an overall industry slowdown in demand in the quarter ended June 26, 1998. Partially offsetting the above were thermal ribbon sales which increased $1.5 million due to new product introductions into existing channels of distribution. Also contributing to the overall North American sales decline were impact ribbon sales which were $3.3 million lower in the quarter ended June 26, 1998 as compared to the corresponding period of the preceding year.

       European net sales declined $4.4 million of which $1.3 million was attributable to exchange rate fluctuations. The remaining decline of $3.1 million was due to modest declines in unit sales across all product categories.

       The remaining decline of $0.9 million in net sales for the quarter ended June 26, 1998 resulted from the sale of the Company's Latin American subsidiary, Nu-kote de Colombia, which occurred on April 1, 1998.

       Cost of sales were $52.3 million (81.5% of net sales) for the quarter ended June 26, 1998 as compared to $63.9 million (80.2%). The 1.3% decline in gross margins is due to overall lower sale volumes and continued price pressures. The Company has reduced inventories approximately $1.4 million during the quarter and $27.7 million since a year ago and its related infrastructure in an effort to offset lower sales volume and price pressures.

       Selling, general and administrative expenses were $12.8 million as compared to $14.7 million in the previous corresponding quarter. The decrease of $1.9 million (3.0% of net sales) resulted from the Company's implementation of worldwide expense reduction programs, which included significant reductions in headcount. Research and development expenses decreased $0.3 million which occurred primarily in Europe as the Company continues to manage such costs.

       Interest expense amounted to $5.3 million compared to $3.0 million for the quarters ended June 26, 1998 and June 27, 1997, respectively. The increase is the result of higher outstanding borrowings, higher interest rates and amortization of bank fees related to the July 31, 1997 refinancing of indebtedness with its lenders.

       For the quarter ended June 26, 1998, the Company recognized a net loss of $7.3 million, compared to a net loss of $6.0 million for the quarter ended
June 27, 1997. The greater net loss is directly attributable to: (1) a $15.5 million decrease in sales and a 1.3% increase in cost of sales; and (2) a net increase in interest and other expenses of $1.7 million. The increase in net loss was offset by a $2.2 million reduction in selling, general and administrative costs, including research and development costs and a $1.6 million decline in restructuring costs.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT
-------------------------------------------------------------------

       Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the company's exposure to currency fluctuations, however, hedging contracts were unavailable to the Company during the first quarter of fiscal 1999. The Company did not realize any exchange gains or losses in the quarter ended June 26, 1998 as compared to $0.2 million in exchange losses in the previous year period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       For the three month period ended June 26, 1998 cash used by operating activities amounted to $2.1 million. The net loss incurred by operations during the quarter was only partially offset by favorable changes in working capital. Capital expenditures primarily for the purchase of manufacturing equipment related to non-impact product lines were $0.7 million.

       The Company's cash requirements are related to funding working capital for operations, research and development costs, capital expenditures, principal payments and interest expense. Cash provided by operating activities and through borrowings under the Second Amended Agreements described below and open account trade terms from vendors are the primary sources of liquidity and capital for the Company.

       Management does not believe that the Company has adequate sources of working capital to provide the Company with sufficient cash to meet its near term obligations. In December 1997, the Company engaged Glass & Associates, Inc., management consultants, to provide interim management services and to assist the Company in finding solutions to its current operating issues and in developing a business restructuring plan. In addition, the Company has engaged BT Alex Brown Incorporated to assist in the sale of all or part of the Company's business. The Company will also continue to focus on managing net working capital. However, there can be no assurance that any of these strategies will provide the Company with adequate working capital and sufficient cash flow to meet its near term obligations. The current waiver of existing defaults under the Second Amended Agreements expires at the end of August 1998. While the Company's lenders have previously provided waivers, there can be no assurance they will do so in the future. Unless the Company's lenders agree to a new waiver, the Company will be in default under the Second Amended Agreements, and the Company will not have adequate cash to pay the outstanding indebtedness at that time.

NEW ACCOUNTING STANDARDS
------------------------

       The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" and Statement of Financial Accounting Standards No. 132, "Employer's Disclosure about Pension and Other Postretirement Benefits", both of which are effective for financial statements for fiscal years beginning after December 15, 1997. During 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" was also issued, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statement but has not yet determined the full impact.

Year 2000 Computer Issues
-------------------------

       The Company has completed its initial assessment of the year 2000 issues facing its information systems. Certain of the Company's information systems are not currently in compliance with the modifications necessary for the year 2000. It is believed that through modifications or conversions to new hardware, software and embedded technologies that the year 2000 issues can be mitigated. The Company expects to utilize both internal and external resources to reprogram, replace and test software and embedded technologies for the year 2000 modifications. Additionally, the Company also plans to communicate with customers, vendors and others to ensure that their systems are year 2000 compliant. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material effect on the Company. The cost of the year 2000 compliance has not yet been finalized. There can be no assurance that the Company will have adequate resources to implement such system changes.

Economic and Monetary Union in Europe ("EMU")
---------------------------------------------

       EMU refers to the movement toward economic and monetary union in Europe with the ultimate goal of introducing a single currency called the Euro. Monetary union will have profound financial and political implications. It removes the existence of different currencies, monetary policies, and to some degree, fiscal policies from Europe's financial markets. It effectively brings about a merger of the capital markets of the countries that join EMU.

       The European Pelikan Hardcopy businesses will be affected by EMU. EMU will require many significant changes for all of banking and commerce including currency conversion and modifications of payment and settlement systems, to name a few. As with the year 2000 issue, EMU poses various operating risks. The Company has implemented a new system to address the changes required and expects all areas of the firm to be ready well in advance of the EMU start date of January 1, 1999. Management anticipates that the formation of EMU will not materially affect the trend of earnings of the Company.

CAUTIONARY STATEMENT
--------------------

       The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, projected sales improvements, manufacturing efficiencies, new product development, availability of raw materials and critical manufacturing equipment, new plant startups, the impact of the formation of the EMU, the effect of the year 2000 compliance issues and the regulatory and trade environment.

                           PART II  OTHER INFORMATION


ITEM 1-  LEGAL PROCEEDINGS
         -----------------

     See "Item 3 - Legal Proceedings" in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and Note 9 of Notes to Consolidated Financial Statements for the three month periods ended June 26, 1998 and June 27, 1997 included elsewhere in this report.

ITEM 3-  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

     On July 31, 1997 the Registrant entered into the Second Amended and Restated Credit Agreements, as described in Note 8 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998. As of and since the quarter ended December 26, 1997, the Company has been in violation of certain financial covenants related to the Second Amended and Restated Credit Agreements. Since that time, the Company and its lenders have entered into a series of amendments and waivers to the Second and Restated Amended Agreements. The amendments and waivers provided, among other things, the following:

 . Waived for the period from December 26, 1997 through August 31, 1998, violations of certain financial covenants as of and for the quarters ended December 26, 1997, March 31, 1998 and June 26, 1998;
 .  Deferred the mandatory principal reduction of $4,000 due on May 29, 1998 and scheduled a $5,000 payment due on August 31, 1998;
 .  Restricted the Company from making intercompany loans and investments in certain subsidiaries;
 . Required the Company to use all proceeds from the sale of assets as a permanent reduction of the revolving credit commitment under the Second Amended and Restated Credit Agreements; and
 . Required monthly principal reductions of $500 commencing May 1998 through July 1998.

   In the absence of the amendment and various waivers, the Company would have been in default under its credit agreement.

ITEM 6-  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits.

          Exhibit 27  -  Financial Data Schedule

(b)  Reports on Form 8-K

          The Registrant filed no reports on Form 8-K during the quarterly period ended June 26, 1998.

                                   SIGNATURES
                                   ----------



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    August 7, 1998                     /s/  Shaun K. Donnellan
        --------------                     -----------------------
                                           Shaun K. Donnellan
                                           President and Chief Executive Officer


Date    August 7, 1998                     /s/  Phillip L. Theodore
        --------------                     ------------------------
                                           Phillip L. Theodore
                                           Senior Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Assistant Secretary