Form 10-Q
period 1998-09-25
NU KOTE HOLDING INC /DE/
filed 1998-11-17
CIK 812423

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, DC  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended         SEPTEMBER 25, 1998
------------------------------------------------------------------------------
Commission file number                 0-20287
------------------------------------------------------------------------------

                             NU-KOTE HOLDING, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                         16-1296153
------------------------------------------------------------------------------
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


 200 BEASLEY DRIVE, FRANKLIN, TENNESSEE                         37064
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (615) 794-9000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  [X]       No    [_]

Number of shares of common stock of registrant outstanding at November 13, 1998:


                 Class                                  Outstanding
                 -----                                  -----------
    Class A common stock $.01 par value                   21,775,302

                             NU-KOTE HOLDING, INC.

                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                                                PAGE
                              PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets as of September 25, 1998 and March 31, 1998..................         3

Consolidated Statements of Operations, Accumulated Deficit and Comprehensive Loss for
  the Three Month Periods Ended September 25, 1998 and September 26, 1997................         4

Consolidated Statements of Operations, Accumulated Deficit and Comprehensive Loss for
  the Six Month Periods Ended September 25, 1998 and September 26, 1997..................         5

Consolidated Statements of Cash Flows for the Six Month Periods Ended September 25, 1998
  and September 26, 1997.................................................................         6

Notes to Consolidated Financial Statements...............................................         7

Management's Discussion and Analysis of Financial Condition and Results of Operations....        15

                                   PART II - OTHER INFORMATION

Other Information........................................................................        20

Signature Page...........................................................................        22

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                         SEPTEMBER 25,    MARCH 31,
                                                              1998           1998
                                                         -------------    ---------
                                 ASSETS
Current assets:
  Cash and cash equivalents............................     $  4,414     $  9,488
  Accounts receivable, net.............................       38,493       46,412
  Receivables from related party.......................        2,663        2,674
  Inventories, net.....................................       71,439       73,651
  Prepaid expenses.....................................        7,662        6,907
  Deferred income taxes................................        3,420        3,457
                                                            --------     --------
    Total current assets...............................      128,091      142,589

Property, plant and equipment, net.....................       66,062       66,652
Other assets and deferred charges......................        2,046        4,344
Assets held for sale...................................          231        1,806
Intangibles, net.......................................       11,989       12,712
                                                            --------     --------
    Total assets.......................................     $208,419     $228,103
                                                            ========     ========

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Bank loans and current portion of long-term debt.....     $141,592     $142,009
  Accounts payable.....................................       37,195       40,730
  Compensation related liabilities.....................        7,531        8,031
  Other accrued liabilities............................       28,037       29,357
                                                            --------     --------
    Total current liabilities..........................      214,355      220,127

Long-term debt, net of current maturities..............          760          760
Other liabilities......................................        7,817        7,079
Deferred income taxes..................................        9,258        9,265
                                                            --------     --------
    Total liabilities..................................      232,190      237,231
                                                            ========     ========
Shareholders' deficit:
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized; none issued.............................            -            -
  Class A common stock, $.01 par value, 40,000,000
    shares authorized; 22,325,302 issued and 21,775,302
    shares outstanding.................................          223          223
  Class B common stock, $.01 par value, 15,000,000
   shares authorized; none issued......................            -            -
  Additional paid-in capital...........................       92,610       92,610
  Accumulated deficit..................................     (106,301)     (88,977)
  Foreign currency translation adjustments.............       (7,668)     (10,349)
  Excess pension liability.............................       (2,409)      (2,409)
  Treasury stock, at cost, 550,000 shares..............         (226)        (226)
                                                            --------     --------
    Total shareholders' deficit........................      (23,771)      (9,128)
                                                            --------     --------
      Total liabilities and shareholders' deficit......     $208,419     $228,103
                                                            ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
  For the Three Month Periods Ended September 25, 1998 and September 26, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           SEPTEMBER 25,    SEPTEMBER 26,
                                                1998             1997
                                           -------------    -------------
Net sales.................................   $    55,085      $    72,688
Cost of sales.............................        44,924           60,140
                                             -----------      -----------
  Gross margin............................        10,161           12,548

Selling, general and administrative
 expenses.................................        12,975           14,084
Research and development expenses.........         1,314            1,830
Restructuring expense.....................            77            1,194
                                             -----------      -----------
  Operating loss..........................        (4,205)          (4,560)

Interest expense..........................         4,773            3,612
Other expense (income) items, net.........         1,018             (496)
                                             -----------      -----------
Loss before income taxes and
 extraordinary items......................        (9,996)          (7,676)
Provision for income taxes................             -              342
                                             -----------      -----------
  Loss before extraordinary item..........        (9,996)          (8,018)

Extraordinary loss arising from early
 extinguishment of indebtedness...........             -            2,550
                                             -----------      -----------
  Net loss................................        (9,996)         (10,568)

Accumulated deficit - Beginning of
 period...................................       (96,305)         (42,582)
                                             -----------      -----------
Accumulated deficit - End of period.......   $  (106,301)     $   (53,150)
                                             ===========      ===========
Net loss per share of common stock
 (basic and diluted):
  Loss before extraordinary item..........        $(0.46)          $(0.37)
  Extraordinary loss......................             -            (0.12)
                                             -----------      -----------
  Net loss................................   $     (0.46)     $     (0.49)
                                             -----------      -----------
Weighted average shares outstanding.......    21,775,302       21,775,302
                                             ===========      ===========
Comprehensive loss:
  Net loss................................   $    (9,996)     $   (10,568)
  Foreign currency translation gain
   (loss) adjustments.....................         1,198             (843)
                                             -----------      -----------
  Comprehensive loss......................   $    (8,798)     $   (11,411)
                                             ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
   FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 25, 1998 AND SEPTEMBER 26, 1997
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                                 SEPTEMBER 25,    SEPTEMBER 26,
                                                                      1998             1997
                                                                 -------------    -------------
Net sales.....................................................    $   119,266      $   152,415
Cost of sales.................................................         97,228          124,084
                                                                  -----------      -----------
    Gross margin..............................................         22,038           28,331

Selling, general and administrative expenses..................         25,725           28,774
Research and development expenses.............................          2,803            3,618
Gain on sale of business......................................           (462)               -
Restructuring expenses........................................            153            2,817
                                                                  -----------      -----------
    Operating loss............................................         (6,181)          (6,878)

Interest expense..............................................         10,060            6,577
Other expense items, net......................................          1,083              193
                                                                  -----------      -----------
Loss before income taxes and extraordinary item...............        (17,324)         (13,648)
Provision for income taxes....................................              -              342
                                                                  -----------      -----------
Loss before extraordinary item................................        (17,324)         (13,990)

Extraordinary loss arising from early extinguishment
 of indebtedness..............................................              -            2,550
                                                                  -----------      -----------
    Net loss..................................................        (17,324)         (16,540)

Accumulated deficit-Beginning of Period.......................        (88,977)         (36,610)
                                                                  -----------      -----------
Accumulated deficit-End of Period.............................    $  (106,301)     $   (53,150)
                                                                  ===========      ===========
Net loss per share of common stock (basic and diluted):
    Loss before extraordinary item............................         $(0.80)          $(0.64)
    Extraordinary loss........................................              -            (0.12)
                                                                  -----------      -----------
    Net loss..................................................         $(0.80)          $(0.76)
                                                                  -----------      -----------
Weighted average shares outstanding...........................     21,775,302       21,775,302
                                                                  -----------      -----------
Comprehensive loss:
Net loss......................................................    $   (17,324)     $   (16,540)
Foreign currency translation gain (loss) adjustments..........          2,681           (1,709)
                                                                  -----------      -----------
Comprehensive loss............................................    $   (14,643)     $   (18,249)
                                                                  ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
   For the Six Month Periods Ended September 25, 1998 and September 26, 1997
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                                                 SEPTEMBER 25,    SEPTEMBER 26,
                                                                                      1998             1997
                                                                                 -------------    -------------
Cash flows from operating activities:
  Net loss.....................................................................     $(17,324)        $(16,540)
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Extraordinary loss from early extinguishment of debt.......................            -            2,550
    Exchange (gains) losses....................................................         (462)             203
    Depreciation and amortization..............................................        8,842            7,009
    Deferred income taxes......................................................            -           (1,369)
    Other......................................................................          513              (56)
  Changes in working capital:
    Accounts receivable........................................................       17,537            4,724
    Inventories................................................................        5,081              892
    Prepaid expenses...........................................................         (665)           2,125
    Accounts payable...........................................................       (6,279)          (9,173)
    Compensation related liabilities...........................................         (817)            (564)
    Other accrued liabilities..................................................       (9,018)           9,261
    Cash paid for restructuring................................................         (301)          (2,882)
                                                                                    --------         --------
       Net cash used in operating activities...................................       (2,893)          (3,820)
                                                                                    --------         --------
Cash flows from investing activities:
  Purchase of property, plant and equipment....................................       (3,108)          (2,817)
  Sale of property, plant and equipment........................................        1,405               50
                                                                                    --------         --------
       Net cash used in investing activities...................................       (1,703)          (2,767)
                                                                                    --------         --------
Cash flows from financing activities:
  Borrowings on long-term debt and other loans.................................          500           15,463
  Payments on long-term debt and other loans...................................       (4,445)         (11,483)
  Payments of financing costs..................................................            -           (2,559)
                                                                                    --------         --------
       Net cash provided by financing activities...............................       (3,945)           1,421
                                                                                    --------         --------
Effect of exchange rate changes on cash........................................        3,467           (1,763)
                                                                                    --------         --------
Net decrease in cash...........................................................       (5,074)          (6,929)

Cash and cash equivalents at beginning of period...............................        9,488           12,275
                                                                                    --------         --------
Cash and cash equivalents at end of period.....................................     $  4,414         $  5,346
                                                                                    --------         --------
Excluded from the consolidated statements of cash flows was the effect on
  non-cash financing activities related to the issuance of stock warrants......     $      -         $  1,005
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

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)


1.   THE COMPANY

     Nu-kote Holding, Inc. ("Nu-kote") and its wholly owned subsidiaries are referred to collectively as "the Company". The Company is an independent manufacturer and distributor of impact and non-impact imaging supplies for office and home printing devices, including the manufacture and distribution of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rolls, and carbon paper.

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

     The consolidated balance sheet as of September 25, 1998 and the related consolidated statements of operations, accumulated deficit and comprehensive loss and consolidated statements of cash flows for the three and six month periods ended September 25, 1998 and September 26, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.   NET LOSS PER SHARE OF COMMON STOCK

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Per share data presented for the prior period has been restated to reflect the adoption of the statement.
Because of the net losses, potentially dilutive securities are excluded from the calculation of EPS and, therefore, basic and dilutive EPS calculations are the same. Shares excluded from such calculations that related to potentially dilutive securities amounted to 2,526,888 and 3,531,280 for the three month periods and the six-month periods ended September 25, 1998, and September 26, 1997, respectively.

3.   ACCOUNTS RECEIVABLE

     Accounts receivable are reflected net of allowances for doubtful accounts of $5,835 and $5,473 at September 25, 1998 and March 31, 1998, respectively.

4.   INVENTORIES

     Inventories consist of the following:

                                September 25,        March 31,
                                   1998                1998
                                -------------        ---------
Raw material................      $26,915             $31,000
Work-in-process.............       11,377              11,539
Finished goods..............       33,147              31,112
                                  -------             -------
  Total.....................      $71,439             $73,651
                                  =======             =======

     Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory level at September 25, 1998. The amounts at March 31, 1998 are based upon the audited balance sheet at that date.

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following components:

                                      September 25,      March 31,
                                          1998             1998
                                      -------------      ---------
Land...............................     $  4,608          $  4,312
Buildings and improvements.........       20,356            19,413
Machinery and equipment............       83,624            80,194
                                        --------          --------
                                         108,588           103,919
Less accumulated depreciation......      (42,526)          (37,267)
                                        --------          --------
    Total..........................     $ 66,062          $ 66,652
                                        ========          ========

     Depreciation expense amounted to $2,460 and $2,584 for the three-month periods and $4,910 and $5,429 for the six-month periods ended September 25, 1998 and September 26, 1997, respectively.

6.   INTANGIBLE ASSETS

     Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                             Amortization        September 25,     March 31,
                                               Period               1998             1998
                                             ------------        -------------     ---------
Goodwill.................................      20 years              $ 6,184         $ 6,184
Covenants-not-to-compete.................     3-5 years                4,556           4,556
Trademark................................      40 years                6,869           6,869
Technology license.......................       8 years                1,272           1,272
                                                                     -------         -------
                                                                      18,881          18,881
Less accumulated amortization............                             (6,892)         (6,169)
                                                                     -------         -------
     Total...............................                            $11,989         $12,712
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

7.   LONG-TERM DEBT

     Long-term debt of the Company consists of the following:

                                                 September 25,      March 31,
                                                     1998             1998
                                                 -------------      ---------
Revolving lines of credit....................    $  141,364         $ 141,456
Other items..................................           988             1,313
                                                 ----------         ---------
                                                    142,352           142,769
Less current portion.........................      (141,592)         (142,009)
                                                 -----------        ---------
Long-term debt, net of current portion.......    $      760         $     760
                                                 ==========         =========

8.   INCOME TAXES

     Following are the approximate effective blended tax rates for significant jurisdictions:

North America.........................       40%
Switzerland...........................       27%
Germany...............................       56%
United Kingdom........................       33%

     For the three months and six months ended September 25, 1998, no tax benefit has been provided with respect to any tax jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized. However, during the quarter ended September 26, 1997, a provision was made in the amount of $342 for income taxes in certain foreign jurisdictions.

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

     In addition, the Company is involved in various routine legal matters. However, all pending litigation matters are subject to the automatic stay which resulted when the Company and certain of its subsidiaries filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

10.  RESTRUCTURING EXPENSE

     Restructuring expenses incurred in the three months and six months ended September 25, 1998 related to severance and were a continuation of the fiscal 1998 restructuring plan (the "1998 Restructuring") which primarily related to the centralization of sales and distribution into Franklin, Tennessee and the closure of the Dallas, Texas headquarters. Restructuring activities commenced during fiscal 1997 (the "1997 Restructuring") related primarily to the consolidation of impact product production into Scotland, Mexico and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Relative to the 1998 Restructuring initiatives indicated above, the Company has accruals remaining at September 25, 1998 of $47 and $119 respectively, of which the former is related to severance costs and the latter to lease cancellations.

  Activity related to accrued restructuring costs for the 1997 Restructuring during the three months and six months ended September 26, 1997 is as follows:


                                                     AMOUNT                              AMOUNT
                                                  ACCRUED AT   AMOUNT                 ACCRUED AT
                                                  BEGINNING    PAID IN   ADDITIONAL     END OF
DESCRIPTION OF RESTRUCTURING EXPENSE              OF QUARTER   PERIOD    PROVISION      PERIOD
-----------------------------------               ----------   -------   ----------   ----------
Three months ended September 26, 1997:
       Severance............................         $1,426    $  737       $  464       $1,153
       Lease cancellations..................            430         -            -          430
       Facility maintenance and other.......            233       730          730          233
                                                     ------    ------       ------       ------
                                                     $2,089    $1,467       $1,194       $1,816
                                                     ======    ======       ======       ======

                                                   AMOUNT                              AMOUNT
                                                  ACCRUED AT   AMOUNT                 ACCRUED AT
                                                  BEGINNING    PAID IN   ADDITIONAL     END OF
DESCRIPTION OF RESTRUCTURING EXPENSE              OF QUARTER   PERIOD    PROVISION      PERIOD
------------------------------------              ----------   -------   ----------   ----------
Six months ended September 26, 1997:
       Severance.............................        $1,204    $1,455       $1,404       $1,153
       Lease cancellations...................           430         -            -          430
       Facility maintenance and other........           247     1,427        1,413          233
                                                     ------    ------       ------       ------
                                                     $1,881    $2,882       $2,817       $1,816
                                                     ======    ======       ======       ======

     The Company estimates that an additional $2,000 of restructuring expenses will be recognized in fiscal 1999. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts in Europe.

11.  BUSINESS UNITS HELD FOR SALE

     The Company has engaged BT Alex Brown Incorporated to assist it in the sale of all or part of the Company's business. Shown below is selected financial data for the three months and six months ended September 25, 1998 and September 26, 1997 for the Company's North American and European Operations.

                                            North        European       Corporate
Quarter Ended September 25, 1998           America    Operations (a)   & Other (b)   Consolidated
--------------------------------           -------    --------------   -----------   ------------
Income Statement Data:
       Net sales.......................    $ 26,542      $28,543        $     -        $ 55,085
       Gross margin....................       4,119        6,042              -          10,161
       Operating income (loss).........         267       (2,254)        (2,218)         (4,205)

Quarter Ended September 26, 1997
--------------------------------
Income Statement Data:
       Net sales.......................    $ 39,392      $33,296        $     -        $ 72,688
       Gross margin....................       5,012        7,536              -          12,548
       Operating income (loss).........        (410)      (2,216)        (1,934)         (4,560)

                                            North        European       Corporate
Six Months Ended September 25, 1998....    America    Operations (a)   & Other (b)   Consolidated
-----------------------------------....    -------    --------------   -----------   ------------
Income Statement Data:
       Net sales.......................    $ 58,510      $60,756         $     -       $119,266
       Gross margin....................       9,441       12,597               -         22,038
       Operating income (loss).........       2,592       (4,562)         (4,211)        (6,181)

Balance Sheet Data:
       Current assets..................    $ 52,691      $70,995         $ 4,405       $128,091
       Current liabilities.............     124,193       83,077           7,085        214,355
       Long-term assets................      29,959       41,196           9,173         80,328
       Long-term  liabilities..........       5,793       12,042               0         17,835
       Equity (deficit)................     (46,864)      16,600           6,493        (23,771)

Six Months Ended September 26, 1997
-----------------------------------
Income Statement Data:
       Net sales.......................    $ 81,481      $70,934          $     -      $152,415
       Gross margin....................      11,991       16,340                -        28,331
       Operating income (loss).........       1,036       (3,945)          (3,969)       (6,878)

Balance Sheet Data:
       Current assets..................    $ 86,694      $86,042          $ 6,856      $179,592
       Current liabilities (c).........     132,922       89,088           10,029       232,039
       Long-term assets................      39,307       46,182           17,701       103,190
       Long-term liabilities...........       2,446       16,114                -        18,560
       Equity (deficit)................      (9,367)      27,022           14,528        32,183

--------------
(a) Includes the Company's MIT, Interfas and the recently sold Latin American Operations.
(b) Includes Nu-kote Imperial, Inc., the North American subsidiary that holds the Company's patents and trademarks.
(c) For comparative purposes, current liabilities in the prior year have been restated to reflect the Company's long-term debt, which is classified as a current liability in the September 25, 1998 balance sheet.

12.  SALE OF BUSINESS

     On April 1, 1998 the Company sold its Colombian subsidiary, Nu-kote de Colombia, to local management recognizing a gain of $462 during the first quarter of fiscal 1999. The subsidiary's financial statements were not significant to the consolidated financial statements.

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

14.  SUBSEQUENT EVENT

     Subsequent to the close of the current fiscal quarter, on November 6, 1998, the Company and certain of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee in Nashville.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 25, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 26, 1997

       Net sales for the quarter ended September 25, 1998 were $55.1 million, a decline of $17.6 million or 24.2% over the quarter ended September 26, 1997. For the quarter ended September 25, 1998, sales by North American entities were $26.5 million, a decline of $12.9 million or 32.8%, as compared to sales in the previous year period. Sales by European entities were $28.5 million, a decline of $4.7 million or 14.3%, as compared to the previous year period. Nearly all of the decline in sales by the North American entities was due to a $6.3 million, or 34.6%, decline in ribbon sales and a $3.6 million, or 52.9% decline in the sale of toner products. Approximately $0.6 million of the decline in the European sales was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to a decline in sales of non-impact products of $7.5 million.

       Worldwide sales of non-impact supplies accounted for approximately 55% of total sales for the quarter ended September 25, 1998, compared to 61% of total sales in the quarter ended September 26, 1997.

       In North America, sales of non-impact supplies amounted to $14.7 million in the quarter ended September 25, 1998, down $6.5 million or 30.7% as compared to the previous year period, and represented 55.3% of total North American sales. As previously noted, this was largely due to a decline in sales of toner products. Sales of non-impact supplies in Europe were $15.6 million in the quarter ended September 25, 1998 as compared to $23.1 million in the previous year period.

       Cost of sales were $44.9 million (81.5% of net sales) for the quarter ended September 25, 1998, compared to $60.1 million (82.7% of net sales) in the previous year period. The lower cost of sales as a percentage of net sales is associated with the company's continued effort to reduce its inventories and related infrastructure in response to the lower sales volume and price pressures which it is experiencing.

       For the quarter ended September 25, 1998, research and development expenses amounted to $1.3 million, (2.4% of net sales), as compared to $1.8 million (2.5% of net sales) in the previous year period. All of the decline in this expense category occurred in Europe where the company has implemented an expense reduction program to maintain research and development expenses at approximately 2% of net sales.

       Selling, general and administrative expenses were $13.0 million in the quarter ended September 25, 1998 as compared to $14.1 million in the previous year period. All of the reduction in these expenses resulted from the Company's continued implementation of worldwide expense reduction programs.

       Interest expense for the quarter ended September 25, 1998 was $4.8 million, compared to $3.6 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

       For the quarter ended September 25, 1998, the Company recognized a net loss of $10.0 million, which was favorable to the net loss of $10.6 million reported in the previous year period. The decrease in net loss is directly attributable to: (1) improvement in gross margins; (2) lower selling, general and administrative spending; (3) reduced restructuring expenses; and (4) the extraordinary loss of $2.5 million realized in the prior year relative to the early extinquishment of debt. These favorable items were almost entirely offset by increased interest expense.

SIX MONTHS ENDED SEPTEMBER 25, 1998 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 1997

       Net sales for the six months ended September 25, 1998 were $119.3 million, a decline of $33.1 million (21.7%) over the six months ended September 26, 1997. For the six months ended September 25, 1998, sales by North American entities were $58.5 million, a decline of $23.0 million or 28.2%, as compared to sales in the previous year period. Sales by European entities declined $10.2 million, or 14.3%, as compared to the previous year period and were $60.7 million. Sales of toner products in North America declined $6.8 million or 47.2% as a result of a continued deterioration of opportunities in the market. Sales of impact products and laser cartridges in North America were $9.4 million and $3.0 million lower, respectively, as compared to the previous year period. Approximately $1.9 million of the decline in sales in Europe was due to exchange rate fluctuations. The balance of the decline in sales in Europe was due largely to a decline in sales of non-impact products of $12.4 million and a slight across the board decline in sales of impact products.

       Worldwide sales of non-impact supplies accounted for approximately 55% of total sales for the six months ended September 25, 1998, compared to 60% of total sales in the six months ended September 26, 1997.

       In North America, sales of non-impact supplies amounted to $32.3 million in the six months ended September 25, 1998, down $13.3 million or 29.2% as compared to the previous year period, and represented 55.3% of total North American sales. Sales of non-impact supplies in Europe were $33.7 million on the current period versus $46.1 million in the prior year period.

       Cost of sales were $97.2 million (81.5% of net sales) for the six months ended September 25, 1998, compared to $124.1 million (81.4% of net sales) in the previous year period.

       For the six months ended September 25, 1998, research and development expenses amounted to $2.8 million, (2.4% of net sales), as compared to $3.6 million (also 2.4% of net sales) in the previous year period. Approximately, two-thirds of this decline occurred in Europe where a program to maintain research and development expenses at 2% of net sales has been implemented.

       Selling, general and administrative expenses were $25.7 million in the six months ended September 25, 1998 as compared to $28.8 million in the previous year period. The benefits of a worldwide expense reduction program, implemented over the past year are inherent in this $3.1 million reduction.

       Interest expense for the current fiscal period was $10.1 million, compared to $6.6 million for the previous year period. The increase is the result of higher outstanding borrowings and higher interest rates.

       For the six months ended September 25, 1998, the company recognized a net loss of $17.3 million, compared to the net loss of $16.5 million realized in the previous year period. This comparable performance on substantially lower sales is attributable to the following favorable items: (1) significantly reduced selling, general and administrative spending, and research and development expenses; (2) restructuring costs of $2.8 million incurred in the prior year's period and (3) the extraordinary loss of $2.5 million realized in the second quarter of the prior year relative to the early extinguishment of debt. The above were partially offset by greater interest costs incurred during the six months ended September 25, 1998.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

       Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the company's exposure to currency fluctuations. However, hedging contracts were unavailable to the Company during three months and six months ended September 25, 1998. The Company realized exchange losses of $0.2 million in the six months ended September 25, 1998 as compared to $0.2 million in exchange losses in the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

       For the six months ended September 25, 1998 cash used by operating activities amounted to $2.9 million. The net loss incurred by operations during the period was only partially offset by favorable changes in working capital. Capital expenditures primarily for the purchase of manufacturing equipment related to non-impact product lines were $3.1 million.

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

     Subsequent to the close of the current fiscal quarter, on November 6, 1998, the Company and certain of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee in Nashville.

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

YEAR 2000 COMPUTER ISSUES

       The Company has completed its assessment of the year 2000 issues facing its information systems. Certain of the Company's information systems are not currently in compliance with the modifications necessary for the year 2000. It is believed that through modifications or conversions to new hardware, software and embedded technologies that the year 2000 issues can be mitigated. The Company is currently utilizing both internal and external resources to reprogram, replace and test software and embedded technologies for the year 2000 modifications. Additionally, the Company is communicating with customers, vendors and others to ensure that their systems are year 2000 compliant. With regard to these communications, the Company is finding that a majority of third parties are either already year 2000 compliant or currently undertaking similar steps to ensure their compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material effect on the Company. The Company has incurred year-to-date costs of $1.0 million, which the majority was incurred in the quarter ended September 25, 1998. The cost to the Company of the year 2000 compliance is currently estimated to approximate $1.7 million. The time of completion for year 2000 compliance is currently estimated at June 1999.

       Based on available information, the Company does not believe any material exposure to significant business interruption exists as a result of year 2000 compliance issues. Accordingly, the Company has not adopted any formal contingency plan in the event its year 2000 project is not completed in a timely manner. These costs and the timing in which the Company plans to complete its year 2000 modification and testing processes are based on management's best estimates. However, there can be no assurance that the Company will timely identify and remediate all significant year 2000 problems, that remedial efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations or financial position.

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

                           PART II  OTHER INFORMATION


ITEM 1-  LEGAL PROCEEDINGS

     See "Item 3 Legal Proceedings" in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and Note 9 of Notes to Consolidated Financial Statements for the three month and six month periods ended September 25, 1998 and September 26, 1997 included elsewhere in this report.

     Subsequent to the close of the current fiscal quarter, on November 6, 1998, the Company and certain of its subsidiaries filed voluntary petitions for projection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee in Nashville.

ITEM 3-  DEFAULTS UPON SENIOR SECURITIES

     On July 31, 1997 the Registrant entered into the Second Amended and Restated Credit Agreements, as described in Note 8 of Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the fiscal year ended March 31, 1998. On November 6, 1998, the Company and certain of its subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Tennessee in Nashville. Such filing constituted a default under the Second Amended and Restated Credit Agreements.

ITEM 6-  EXHIBITS AND REPORTS ON FORM 8-K


      (a)  Exhibits.
           Exhibit 27  -  Financial Data Schedule

      (b)  Reports on Form 8-K
           The Registrant filed no reports on Form 8-K during the quarterly period ended September 25, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date    November 16, 1998                  /s/  Patrick E. Howard
        -----------------                  ----------------------
                                           Patrick E. Howard
                                           Chief Executive Officer


Date    November 16, 1998                  /s/  Phillip L. Theodore
        -----------------                  ------------------------
                                           Phillip L. Theodore
                                           Senior Vice President,
                                           Chief Financial Officer, Treasurer
                                           and Assistant Secretary