Form 10-Q
period 1998-12-25
NU KOTE HOLDING INC /DE/
filed 1999-02-16
CIK 812423

                                   FORM 10-Q

                         SECURITIES EXCHANGE COMMISSION

                             Washington, DC  20549


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934


For quarterly period ended                            DECEMBER 25, 1998
-----------------------------------------------------------------------------
Commission file number                                      0-20287
-----------------------------------------------------------------------------

                             NU-KOTE HOLDING, INC.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                       16-1296153
-----------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                         Identification No.)


200 BEASLEY DRIVE, FRANKLIN, TENNESSEE                       37064
-----------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                (615) 794-9000
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [X]    No [_]

Number of shares of common stock of registrant outstanding at February 5, 1999:


             Class                                          Outstanding
             -----                                          -----------
Class A common stock $.01 par value                          21,775,302

                             NU-KOTE HOLDING, INC.
                         (Debtor-In-Possession-Note 2)
                             INDEX TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                           PAGE
                         PART I  FINANCIAL INFORMATION

      Consolidated Balance Sheets as of December 25, 1998
       and March 31, 1998 ..............................................     3

      Consolidated Statements of Operations, Accumulated Deficit and
       Comprehensive Loss for the Three Month Periods Ended
       December 25, 1998 and December 26, 1997..........................     4

      Consolidated Statements of Operations, Accumulated Deficit and
       Comprehensive Loss for the Nine Month Periods Ended
       December 25, 1998 and December 26, 1997..........................     5

      Consolidated Statements of Cash Flows for the Nine Month Periods
       Ended December 25, 1998 and December 26, 1997....................     6

      Notes to Consolidated Financial Statements........................     7

      Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................    18


                          PART II  OTHER INFORMATION


     Other Information..................................................    23

     Signature Page.....................................................    24

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         (Debtor-In-Possession-Note 2)
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (UNAUDITED)

                                                                                    DECEMBER 25,      March 31,
                                                                                        1998            1998
                                                                                    ------------      ---------
                                                 ASSETS
Current assets:
     Cash and cash equivalents                                                        $   11,597      $   9,488
     Accounts receivable, net                                                             40,790         46,412
     Receivables from related party                                                        2,904          2,674
     Inventories, net                                                                     66,066         73,651
     Prepaid expenses                                                                      7,661          6,907
     Deferred income taxes                                                                 3,420          3,457
                                                                                       ---------       --------
                   Total current assets                                                  132,438        142,589

Property, plant and equipment, net                                                        63,048         66,652
Other assets and deferred charges                                                          1,451          4,344
Assets held for sale                                                                         231          1,806
Intangibles, net                                                                          11,621         12,712
                                                                                       ---------       --------
                   Total assets                                                       $  208,789      $ 228,103
                                                                                       =========       ========

                                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     DIP facility advances                                                            $    7,500      $       -
     Bank loans and current portion of long-term debt                                     46,665        142,009
     Accounts payable                                                                     22,878         40,730
     Compensation related liabilities                                                      2,986          8,031
     Other accrued liabilities                                                            11,483         29,357
                                                                                       ---------       --------
                   Total current liabilities                                              91,512        220,127

Pre-petition liabilities subject to compromise                                           134,216              -
Long-term debt, net of current maturities                                                      -            760
Other liabilities                                                                          6,180          7,079
Deferred income taxes                                                                      9,771          9,265
                                                                                       ---------       --------
                    Total liabilities                                                    241,679        237,231
                                                                                       ---------       --------

Shareholders' deficit:
   Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued
   Class A common stock, $.01 par value, 40,000,000 shares authorized;
       22,325,302 issued and 21,775,302 shares outstanding                                   223            223
   Class B common stock, $.01 par value, 15,000,000 shares authorized; none issued             -              -
   Additional paid-in capital                                                             92,610         92,610
   Accumulated deficit                                                                  (116,096)       (88,977)
   Foreign currency translation adjustments                                               (6,992)       (10,349)
   Excess pension liability                                                               (2,409)        (2,409)
   Treasury stock, at cost, 550,000 shares                                                  (226)          (226)
                                                                                       ---------       --------
                   Total shareholders' deficit                                           (32,890)        (9,128)
                                                                                       ---------       --------
                       Total liabilities and shareholders' deficit                    $  208,789      $ 228,103
                                                                                       =========       ========

                       The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         (Debtor-In-Possession-Note 2)
                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
   For the Three Month Periods Ended December 25, 1998 and December 26, 1997
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                              December 25,        December 26,
                                                                                  1998                1997
                                                                              ------------        -----------
Net sales                                                                     $     59,197        $    70,755
Cost of sales                                                                       48,941             61,140
                                                                               -----------         ----------
     Gross margin                                                                   10,256              9,615

Selling, general and administrative expenses                                        13,797             14,158
Research and development expenses                                                    1,459              1,505
Provision for loss on sale of business                                                   -              4,061
Restructuring expense                                                                  221                488
                                                                               -----------         ----------
     Operating loss                                                                 (5,221)           (10,597)

Interest expense (contractual interest $5,216)                                       3,688              3,513
Other expense items, net                                                               631                 85
                                                                               -----------         ----------
Loss before reorganization items and income taxes                                   (9,540)           (14,195)
Reorganization items                                                                   255                  -
                                                                               -----------         ----------
Loss before income taxes                                                            (9,795)           (14,195)
Provision for income taxes                                                               -                785
                                                                               -----------         ----------
     Net loss                                                                       (9,795)           (14,980)


Accumulated deficit -- Beginning of period                                        (106,301)           (53,150)
                                                                               -----------         ----------
Accumulated deficit -- End of period                                          $   (116,096)       $   (68,130)
                                                                               ===========         ==========
Net loss per share of common stock (basic and diluted)                        $      (0.45)       $     (0.69)
                                                                               ===========         ==========
Weighted average shares outstanding                                             21,775,302         21,775,302
                                                                               ===========         ==========
Comprehensive loss:
     Net loss                                                                 $     (9,795)       $   (14,980)
     Foreign currency translation gain (loss) adjustments                              676             (1,698)
                                                                               -----------         ----------
     Comprehensive loss                                                       $     (9,119)       $   (16,678)
                                                                               ===========         ==========

                       The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         (Debtor-In-Possession-Note 2)
                     CONSOLIDATED STATEMENTS OF OPERATIONS,
                   ACCUMULATED DEFICIT AND COMPREHENSIVE LOSS
    FOR THE NINE MONTH PERIODS ENDED DECEMBER 25, 1998 AND DECEMBER 26, 1997
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                                                   December 25,        December 26,
                                                                                       1998                1997
                                                                                  -------------       ------------
Net sales                                                                         $     178,464       $    223,170
Cost of sales                                                                           146,170            185,224
                                                                                  -------------       ------------
        Gross margin                                                                     32,294             37,946

Selling, general and administrative expenses                                             39,522             42,932
Research and development expenses                                                         4,262              5,123
Provision for loss (gain) on sale of business                                              (462)             4,061
Restructuring expense                                                                       374              3,305
                                                                                  -------------       ------------
        Operating loss                                                                  (11,402)           (17,475)

Interest expense (contractual interest $15,277)                                          13,749             10,090
Other expense items, net                                                                  1,713                278
                                                                                  -------------       ------------
Loss before reorganization items, extraordinary item and income taxes                   (26,864)           (27,843)
Reorganization items                                                                        255                  -
                                                                                  -------------       ------------
Loss before income taxes and extraordinary item                                         (27,119)           (27,843)
Provision for income taxes                                                                    -              1,127
                                                                                  -------------       ------------
Loss before extraordinary item                                                          (27,119)           (28,970)

Extraordinary loss arising from early extinguishment of indebtedness                          -             (2,550)
                                                                                  -------------       ------------
        Net loss                                                                        (27,119)           (31,520)

Accumulated deficit -- Beginning of period                                              (88,977)           (36,610)
                                                                                  -------------       ------------
Accumulated deficit -- End of period                                              $    (116,096)      $    (68,130)
                                                                                  =============       ============

Net loss per share of common stock (basic and diluted):
        Loss before extraordinary item                                            $       (1.25)      $      (1.33)
        Extraordinary loss                                                                    -              (0.12)
                                                                                  -------------       ------------
        Net loss                                                                  $       (1.25)      $      (1.45)
                                                                                  =============       ============
Weighted average shares outstanding                                                  21,775,302         21,775,302
                                                                                  =============       ============
Comprehensive loss:
        Net loss                                                                  $     (27,119)      $    (31,520)
        Foreign currency translation gain (loss) adjustments                              3,357             (3,407)
                                                                                  -------------       ------------
        Comprehensive loss                                                        $     (23,762)      $    (34,927)
                                                                                  =============       ============



   The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         (Debtor-In Possession-Note 2)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Nine Month Periods Ended December 25, 1998 and December 26, 1997
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)

                                                                                       December 25,         December 26,
                                                                                           1998                 1997
                                                                                         ---------           ---------
Cash flows from operating activities:
     Net loss before reorganization items                                                $ (26,864)          $ (31,520)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Extraordinary loss from early extinguishment of debt                                    -               2,550
         Provision for loss (gain) on sale of business                                        (462)              4,061
         Exchange (gain) losses                                                                522                (204)
         Depreciation and amortization                                                      13,038              10,459
         Deferred income taxes                                                                   -               1,159
         Other                                                                               1,540              (3,547)
     Changes in working capital:
         Accounts receivable                                                                15,280              14,288
         Inventories                                                                        10,675               4,638
         Prepaid expenses                                                                     (337)              1,470
         Accounts payable                                                                   (2,021)            (10,300)
         Compensation related liabilities                                                   (2,792)             (1,766)
         Other accrued liabilities                                                          (9,419)             10,197
         Cash paid for restructuring                                                          (269)             (3,742)
                                                                                         ---------           ---------
              Net cash used in operating activities before reorganization items             (1,109)             (2,257)
                                                                                         ---------           ---------
     Reorganization items                                                                     (255)                  -
         Add increase in prepaid reorganization items                                         (315)                  -
                                                                                         ---------           ---------
              Cash paid for reorganization items                                              (570)                  -
                                                                                         ---------           ---------
              Net cash used in operating activities                                         (1,679)             (2,257)
                                                                                         ---------           ---------
Cash flows from investing activities:
     Purchase of property, plant and equipment                                              (4,757)             (4,381)
     Sale of property, plant and equipment                                                   3,006               2,699
                                                                                         ---------           ---------
              Net cash used in investing activities                                         (1,751)             (1,682)
                                                                                         ---------           ---------
Cash flows from financing activities:
     DIP facility advances                                                                   7,500                   -
     Borrowings on long-term debt and other loans                                              500              21,463
     Payments on long-term debt and other loans                                             (4,472)            (13,290)
     Payments of financing costs                                                                 -              (2,559)
                                                                                         ---------           ---------
              Net cash provided by financing activities                                      3,528               5,614
                                                                                         ---------           ---------

Effect of exchange rate changes on cash                                                      2,011              (2,267)
                                                                                         ---------           ---------
Net increase (decrease) in cash                                                              2,109                (592)

Cash and cash equivalents at beginning of period                                             9,488              12,275
                                                                                         ---------           ---------
Cash and cash equivalents at end of period                                               $  11,597           $  11,683
                                                                                         =========           =========
Excluded from the consolidated statements of cash flows was the effect on
     non-cash financing activities related to the issuance of stock warrants             $       -           $   1,005
                                                                                         =========           =========

                       The accompanying notes are an integral part of the consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                         (Debtor-In Possession-Note 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Thousands, Except Per Share Data)
                                  (UNAUDITED)


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

     The consolidated balance sheet as of December 25, 1998 and the related consolidated statements of operations, accumulated deficit and comprehensive loss and consolidated statements of cash flows for the three and nine month periods ended December 25, 1998 and December 26, 1997 are unaudited. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes.

2.  PETITION FOR REORGANIZATION UNDER CHAPTER 11

     On November 6, 1998, (the "Petition Date"), Nu-kote and its U.S.
operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Proceedings") in the United States Bankruptcy Court in the Middle District of Tennessee in Nashville (the "Bankruptcy Court") (Case No. 98-10600-10606-KL3-11). The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and did not include the Company's international subsidiaries. The Bankruptcy Proceedings are being jointly administered by the existing directors and officers of the company in the ordinary course of business and under the supervision of the Bankruptcy Court. Condensed consolidating financial information for the entities included in the Bankruptcy Proceedings is presented in Note 11.

     The consolidated financial statements are presented in accordance with the guidelines established by Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," as issued by the American Institute of Certified Public Accountants in November 1990.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the consolidated financial statements do not reflect adjustments or provide for the potential consequences of the Bankruptcy Proceedings on the Company. In particular, the financial statements do not purport to show (a) the realizable value of assets on a liquidation basis or their availability to satisfy liabilities; (b) prepetition liability amounts that may be allowed for claims or contingencies or the status and priority thereof; (c) the effect of any changes that may be made to the capitalization of the Company; or (d) the effect of any changes that may be made in the Company's business operations. The outcome of these matters is not presently determinable.

     Under the Bankruptcy Proceedings, substantially all claims against Nu-kote and its U.S. operating subsidiaries, prior to the petition date, are subject to the automatic stay provision under the Bankruptcy Code while the Company continues business operations as a debtor-in-possession ("DIP"). Additionally, all litigation and actions by creditors to collect claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company has received authorization, pursuant to first day orders, to pay certain claims related to wages, salaries, benefits, expense reports, and other claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy court approval, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Bankruptcy Proceedings. Additionally, the Company has also received approval from the Bankruptcy Court to use the Company's current cash management system and the retention of certain legal and financial professionals.

     The Company obtained DIP financing from Norwest Business Credit, Inc. providing for a $7,500 DIP Credit Facility (the "DIP Facility") which was approved by the Bankruptcy Court on December 17, 1998. This DIP Facility is in the form of a line of credit which will help fund the Company's working capital requirements as it reorganizes under the Bankruptcy Code (see Note 9).

     The Company intends to present a plan of reorganization to the Bankruptcy Court to reorganize the Company's core business, and restructure the Company's long-term debt and trade obligations. Under provisions of the Bankruptcy Code, the Company has the exclusive right to file a plan at any time during the 120 day period following the Petition Date, which time period may be extended by the Bankruptcy Court at the Company's request.

3.  NET LOSS PER SHARE OF COMMON STOCK


  During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. Per share data presented for the prior period has been restated to reflect the adoption of the statement.
Because of the net losses, potentially dilutive securities are excluded from the calculation of earnings per share ("EPS") and, therefore, basic and dilutive EPS calculations are the same. Shares excluded from such calculations that related to potentially dilutive securities amounted to 2,526,888 and 3,531,280 for the three-month periods and nine-month periods ended December 25, 1998, and December 26, 1997, respectively. Prospectively, the number of shares utilized in the calculation of EPS could change significantly based upon the yet-to-be presented plan of reorganization.


4.  ACCOUNTS RECEIVABLE

     Accounts receivable are reflected net of allowances for doubtful accounts of $5,686 and $5,473 at December 25, 1998 and March 31, 1998, respectively.

 5. INVENTORIES

     Inventories consist of the following:

                                 DECEMBER 25,         MARCH 31,
                                    1998                1998
                                 -----------         ----------
     Raw materials                $   25,150          $  31,000
     Work-in-process                  10,832             11,539
     Finished goods                   30,084             31,112
                                 -----------         ----------
         Total                    $   66,066          $  73,651
                                 ===========         ==========

     Since physical inventories taken during the year do not necessarily coincide with the end of a quarter, management has estimated the composition of inventories with respect to raw materials, work-in-process and finished goods. It is management's opinion that this estimate represents a reasonable approximation of the inventory level at December 25, 1998. The amounts at March 31, 1998 are based upon the audited balance sheet at that date.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and consist of the following components:

                                                December 25,     March 31,
                                                   1998            1998
                                                -----------      ---------
     Land                                       $     4,227      $   4,312
     Building and improvements                       19,186         19,413
     Machinery and equipment                         84,573         80,194
                                                -----------      ---------
                                                    107,986        103,919
     Less accumulated depreciation                  (44,938)       (37,267)
                                                -----------      ---------
      Total                                     $    63,048      $  66,652
                                                ===========      =========


     Depreciation expense amounted to $2,614 and $2,855 for the three-month periods and $7,524 and $8,284 for the nine-month periods ended December 25, 1998 and December 26, 1997, respectively.

7.  INTANGIBLE ASSETS

     Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                     Amortization  December 25,   March 31,
                                       Period         1998           1998
                                     ------------  -----------   ----------

     Goodwill                          20 years    $  6,184      $  6,184
     Covenants-not-to-compete         3-5 years       4,556         4,556
     Trademark                         40 years       6,869         6,869
     Technology license                 8 years       1,272         1,272
                                                    -------       -------
                                                     18,881        18,881
     Less accumulated amortization                   (7,260)       (6,169)
                                                    -------       -------
          Total                                    $ 11,621      $ 12,712
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

8.   PREPETITION LIABILITIES

     Prepetition liabilities at December 25, 1998 include the following:

                                                           Subject to
                                                           Compromise
                                                           ----------
     Accounts payable                                       $  18,611
     Compensation related liabilities                           2,559
     Other accrued liabilities                                 15,432
     Long-term debt                                            96,000
     Other long-term liabilities                                1,614
                                                           ----------
        Total                                               $ 134,216
                                                           ==========

     The Company anticipates that it will not be required to pay post petition interest on certain of its prepetition debt obligations, and accordingly effective with the filing, discontinued accruing interest on those debt obligations. Contractual interest not accrued and not reflected in the Consolidated Statement of Operations with respect to those obligations amounted to $1,528 during the three months and nine months ended December 25, 1998.

9.   LONG-TERM DEBT

     The filing of the petition under Chapter 11 of the Bankruptcy Code constituted default under the Company's Second Amended and Restated Credit Agreement, which provided revolving credit facilities comprised of a $100 million U.S. facility, a 50,000 CHF Swiss facility and a 6,275 (Pounds) U.K. facility. Amounts borrowed and outstanding under the U.S. facility have been classified for balance sheet presentation purposes as prepetition liabilities subject to compromise (see Note 8).

     The Company has obtained debtor-in-possession financing from Norwest Business Credit, Inc. which provides for a $7,500 DIP credit facility, in the form of a line of credit, from which revolving advances may be made on an as needed basis, not to exceed the Company's borrowing base (as defined) to help fund the Company's working capital requirements as it reorganizes under the Bankruptcy Code. The facility bears interest at a floating rate which is currently at 9.75%. The facility provides for various affirmative and negative covenants that among other things restrict indebtedness, liens, investments, dividend payment, sale or transfer of assets, suspension of business operations and consolidation or merger of the business. Various financial covenants also exist which include the maintenance of a minimum EBITDAR (as defined) and net income and a maximum number of days in inventory. Additionally, the Company is restricted to $400 of capital expenditures for the remainder of fiscal 1999, and to $300 per fiscal quarter thereafter. The facility is collatoralized by substantially all of the assets of Nu-kote and its U.S. subsidiaries.

10.  INCOME TAXES

     Following are the approximate effective blended tax rates for significant jurisdictions:

                North America                           40%
                Switzerland                             27%
                Germany                                 56%
                United Kingdom                          33%

     For the three months and nine months ended December 25, 1998, no tax benefit has been provided with respect to any tax jurisdiction as it is currently not considered more likely than not that resulting deferred tax assets will be realized. However, during the three months and nine months ended December 26, 1997, provisions in the amount of $785 and $1,127, respectively, were made for income taxes in certain foreign jurisdictions.


11.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     The following condensed consolidating balance sheets as of December 25, 1998, and the condensed consolidated statements of operations and cash flows for the three months then ended, are presented for those entities that are included in the Bankruptcy Proceedings and those that are not.

                    Condensed Consolidating Balance Sheets

                       DEBTOR-IN-
                       POSSESSION     OTHER
                        ENTITIES     ENTITIES     ELIMINATIONS     CONSOLIDATED
                       ---------    ----------    ------------     -----------
Current assets         $  62,040    $   70,398    $          -     $   132,438
Intercompany with
 affiliates              594,947        12,380        (607,327)              -
Property, plant and
 equipment, net           24,936        38,112               -          63,048
Other long-term
 assets                   11,960         1,343                          13,303
Investment in
 subsidiaries            107,655             -        (107,655)              -
                       ---------    ----------    ------------     -----------
  Total assets         $ 801,538    $  122,233    $   (714,982)    $   208,789
                       =========    ==========    ============     ===========
DIP facility advances  $   7,500    $        -    $          -     $     7,500
Bank loans and
 current portion
 of long-term debt             -        46,665               -          46,665
Other current
 liabilities                 740        36,607               -          37,347
Intercompany with
 affiliates              601,501         5,826        (607,327)              -
Other long-term
 liabilities               3,419        12,532               -          15,951
Pre-petition liabilities
 subject to compromise   134,216             -               -         134,216
Shareholder's equity      54,162        20,603        (107,655)        (32,890)
                       ---------    ----------    ------------     -----------
  Total liabilities
   and Shareholder's
   equity               $ 801,538    $  122,233    $   (714,982)    $   208,789
                        =========    ==========    ============     ===========

               Condensed Consolidating Statements of Operations

                                                    Debtor-in-Possession
                                                          Entities       Other Entities     Eliminations      Consolidated
                                                      -----------------  ----------------  ----------------  ---------------
Net sales                                               $       25,192     $      34,005      $                $     59,197
Net sales to affiliates                                            204             1,079           (1,283)                -
Cost of sales                                                   22,456            26,485                             48,941
Cost of sales sold to affiliates                                   204             1,079           (1,283)                -
                                                        --------------     -------------      -------------    ------------
Gross margin                                                     2,736             7,520                  -          10,256
Selling, general and administrative
   and research and development expenses                         4,613            10,643                             15,256
Restructuring expense                                              221                 -                                221
                                                        --------------     -------------      -------------    ------------
Operating loss                                                  (2,098)           (3,123)                            (5,221)
Interest expense                                                 3,028               660                              3,688
Other expense items, net                                          (122)              753                                631
                                                        --------------     -------------      -------------    ------------
Loss before reorganization items and income taxes               (5,004)           (4,536)                            (9,540)
Reorganization items                                               255                 -                  -             255
                                                        --------------     -------------      -------------    ------------
Loss before income taxes                                        (5,259)           (4,536)                            (9,795)
Provision for income taxes                                           -                 -                                  -
                                                        --------------     -------------      -------------    ------------
     Net loss                                           $       (5,259)    $      (4,536)     $           -    $     (9,795)
                                                        ==============     =============      =============    ============

                             Condensed Consolidating Statements of Cash Flows

                                                    Debtor-in-Possession
                                                          Entities       Other Entities     Eliminations      Consolidated
                                                      -----------------  ----------------  ----------------  ---------------
Cash flows from operating activities:
   Net loss before reorganization items                 $       (5,004)    $      (4,536)     $                $     (9,540)
   Adjustments to reconcile net loss to net
    cash provided by operating activities                          911             3,113                              4,024
   Noncash items and changes in
    operating assets and liabilities                             4,535             2,929                  -           7,464
   Cash paid for reorganization items                             (570)                -                  -            (570)
                                                        --------------     -------------      -------------    ------------
      Net cash flow provided by (used in)
       operating activities                                       (128)            1,506                  -           1,378
Cash flows from investing activities:
   Capital expenditures                                           (493)              445                  -             (48)
                                                        --------------     -------------      -------------    ------------
      Net cash provided by (used in) investing
       activities                                                 (493)              445                  -             (48)
Cash flows from financing activities:
   Bank loans, (repayments) net                                  7,500               (27)                 -           7,473
                                                        --------------     -------------      -------------    ------------
      Net cash provided by (used in) financing
       activities                                                7,500               (27)                 -           7,473
Effect of exchange rate changes on cash                              -            (1,620)                 -          (1,620)
                                                        --------------     -------------      -------------    ------------
Net increase in cash and cash equivalents                        6,879               304                  -           7,183
Cash and cash equivalents at beginning of period                    98             4,316                  -           4,414
                                                        --------------     -------------      -------------    ------------
Cash and cash equivalents at end of period              $        6,977     $       4,620      $           -    $     11,597
                                                        ==============     =============      =============    ============

12.  CONTINGENCIES

  On January 23, 1998 a suit seeking class action status was filed by a shareholder against Nu-kote, its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, case number 3-98CV0161-T. The complaint alleges that Nu-kote and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about Nu-kote's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking, on behalf of the purported class, compensatory damages and reimbursement of fees and expenses. Nu-kote denies the plaintiff's allegations and intends to vigorously defend the suit.

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

  In addition, the Company is involved in various routine legal matters.
All pending litigation matters were subject to the automatic stay which resulted when the Company and certain of its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to the Bankruptcy Filing, the court lifted the stay with respect to one of the OEM lawsuits and a trial date has been set for May 1999.

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

13.  RESTRUCTURING EXPENSE

     Restructuring expenses incurred in the three months and nine months ended December 25, 1998 related to severance and were a continuation of the fiscal 1998 restructuring plan (the "1998 Restructuring") which primarily related to the centralization of sales and distribution into Franklin, Tennessee and the closure of the Dallas, Texas headquarters. Restructuring activities commenced during fiscal 1997 (the "1997 Restructuring") related primarily to the consolidation of impact product production into Scotland, Mexico and China; centralization of distribution primarily into Franklin, Tennessee and Duren, Germany; and the closure of one toner facility, and consolidation of toner manufacturing into Connellsville, Pennsylvania and Egg, Switzerland.

     Relative to the 1998 Restructuring, the Company has accruals remaining at December 25, 1998 of $119 related to lease cancellations.

     Activity related to accrued restructuring costs for the 1997 Restructuring during the three months and nine months ended December 26, 1997 is as follows:

                                                               AMOUNT                                 AMOUNT
                                                             ACCRUED AT     AMOUNT                  ACCRUED AT
                                                             BEGINNING     PAID IN     ADDITIONAL     END OF
         DESCRIPTION OF RESTRUCTURING EXPENSE                OF QUARTER     PERIOD     PROVISION      PERIOD
         --------------------------------------------------- -----------  -----------  -----------  ------------
         Three months ended December 26, 1997:
              Severance                                      $    1,153   $      506   $      134   $       781
              Lease cancellations                                   430        -            -               430
              Facility maintenance and other                        233          354          354           233
                                                             -----------  -----------  -----------  ------------

                                                             $    1,816   $      860   $      488   $     1,444
                                                             ===========  ===========  ===========  ============

                                                               AMOUNT                                 AMOUNT
                                                             ACCRUED AT     AMOUNT                  ACCRUED AT
                                                             BEGINNING     PAID IN     ADDITIONAL     END OF
         DESCRIPTION OF RESTRUCTURING EXPENSE                OF QUARTER     PERIOD     PROVISION      PERIOD
         --------------------------------------------------- -----------  -----------  -----------  ------------

         Nine months ended December 26, 1997:
              Severance                                      $    1,204   $    1,961   $    1,538   $       781
              Lease cancellations                                   430        -            -               430
              Facility maintenance and other                        247        1,781        1,767           233
                                                             -----------  -----------  -----------  ------------
                                                             $    1,881   $    3,742   $    3,305   $     1,444
                                                             ===========  ===========  ===========  ============

     The Company estimates that an additional $325 of restructuring expenses will be recognized in fiscal 1999. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts in Europe.

     Additionally, the Company anticipates that in conjunction with the implementation of its yet-to-be presented reorganization plan, additional reorganization costs will be incurred, the amount of which is not presently determinable.

14.  SELECTED FINANCIAL DATA

     Shown below is selected financial data for the three months and nine months ended December 25, 1998 and December 26, 1997 for the Company's North American, European and other operations.

                                                       NORTH         EUROPEAN       CORPORATE
         QUARTER ENDED DECEMBER 25, 1998              AMERICA     OPERATIONS (A)   & OTHER (B)   CONSOLIDATED
         -------------------------------------        -------     --------------   ----------    ------------
         Income Statement Data:
               Net sales                            $    25,192     $     34,005    $        -   $    59,197
               Gross margin                               2,736            7,520             -        10,256
               Operating loss                            (1,230)          (3,123)         (868)       (5,221)

         Quarter Ended December 26, 1997
         -------------------------------------
         Income Statement Data:
               Net sales                            $    33,649     $     37,106    $        -   $    70,755
               Gross margin                               2,282            7,333             -         9,615
               Operating loss (c)                        (2,183)          (2,326)       (2,027)       (6,536)


                                                       NORTH         EUROPEAN       CORPORATE
         NINE MONTHS ENDED DECEMBER 25, 1998          AMERICA     OPERATIONS (A)   & OTHER (B)   CONSOLIDATED
         -------------------------------------        -------     --------------   -----------   ------------
         Income Statement Data:
               Net sales                            $    83,703     $     94,761    $        -    $  178,464
               Gross margin                              12,177           20,117             -        32,294
               Operating income (loss)(c)                   900           (7,685)       (5,079)      (11,864)

         Balance Sheet Data:
               Current assets                       $    60,103     $     70,396    $    1,939   $   132,438
               Current liabilities                        8,729           83,271          (488)       91,512
               Long-term assets                          26,994           39,455         9,902        76,351
               Long-term liabilities                    130,695           12,533         6,939       150,167
               Equity (deficit)                         (52,327)          14,047         5,390       (32,890)

         Nine Months Ended December 26, 1997
         ------------------------------------------

         Income Statement Data:
               Net sales                            $   115,130     $    108,040    $        -    $  223,170
               Gross margin                              14,273           23,673             -        37,946
               Operating loss (c)                        (1,147)          (6,271)       (5,996)      (13,414)

----------------------------------------------------
(a) Includes the Company's MIT, Interfas and the recently sold Latin American Operations.
(b) Includes Nu-kote Imperial, Inc., the North American subsidiary that holds the Company's patents and trademarks.
(c) Operating income (loss), for purposes of this presentation, excludes the gain of $462 on the sale of the Colombian subsidiary and the provision for the loss of $4,061 on the sale of the North American Operations Components business.


15.  SALE OF BUSINESS

     On April 1, 1998 the Company sold its Colombian subsidiary, Nu-kote de Colombia, to local management recognizing a gain of $462 during the first quarter of fiscal 1999. The subsidiary's financial statements were not significant to the consolidated financial statements.

16.  NEW ACCOUNTING STANDARDS

     During 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" was issued, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statements but has not yet determined the full impact.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                         (DEBTOR-IN POSSESSION-NOTE 2)


RESULTS OF OPERATIONS

Quarter ended December 25, 1998 Compared to Quarter ended December 26, 1997

       Net sales for the quarter ended December 25, 1998 were $59.2 million, a decline of $11.6 million or 16.3% over the quarter ended December 26, 1997. For the quarter ended December 25, 1998, sales by North American entities were $25.2 million, a decline of $8.4 million or 25.0%, as compared to sales in the previous year period. Sales by European entities were $34.0 million, a decline of $3.2 million or 8.6%, as compared to the previous year period. Nearly all of the decline in sales by the North American entities was due to a $5.1 million, or 33.3%, decline in ribbon sales and a $2.7 million, or 48.2% decline in the sale of toner products. Ribbon sales declines are due to the continued shift of the market from impact printing devices to non-impact printing devices. Toner sales declines are due to quality and delivery performance issues in the previous fiscal year. Such performance issues have been resolved and the Company does not expect to see further deterioration. In Europe, a positive effect of $0.8 million due to exchange rate fluctuation was offset by a decline in sales volume across all product lines.

       Worldwide sales of non-impact supplies accounted for 56.8% of total sales for the quarter ended December 25, 1998, compared to 58.8% of total sales in the quarter ended December 26, 1997.

       In North America, sales of non-impact supplies amounted to $15.1 million in the quarter ended December 25, 1998, down $3.2 million or 17.5% as compared to the previous year period, and represented 59.9% of total North American sales. As previously noted, this was largely due to a decline in sales of toner products. Sales of non-impact supplies in Europe were $18.6 million in the quarter ended December 25, 1998 as compared to $23.1 million in the previous year period.

       Cost of sales were $48.9 million (82.7% of net sales) for the quarter ended December 25, 1998, compared to $61.1 million (86.4% of net sales) in the previous year period. The lower cost of sales as a percentage of net sales is associated with the company's continued effort to reduce its inventories and related infrastructure in response to the lower sales volume and price pressures which it is experiencing.

       For the quarter ended December 25, 1998, research and development expenses amounted to $1.5 million, (2.5% of net sales), as compared to $1.5 million (2.1% of net sales) in the previous year period.

       Selling, general and administrative expenses were $13.8 million in the quarter ended December 25, 1998 as compared to $14.2 million in the previous year period. All of the reduction in these expenses resulted from the Company's continued implementation of worldwide expense reduction programs.

       Interest expense for the quarter ended December 25, 1998 was $3.7 million, compared to $3.5 million for the previous year period. Included in interest expense for the quarter ended December 25, 1998 was $1.1 million of deferred loan cost amortization, compared to $0.2 million for the previous year period. These deferred loan costs have been fully amortized at December 25, 1998.

The Company anticipates that it will not be required to pay post-petition interest on certain of its pre-petition debt obligation, and accordingly, effective with the filing, discontinued accruing interest on those debt obligations. Contractual interest not accrued and not reflected in the Consolidated Statements of Operations with respect to those obligations amounted to $1.5 million during the three months ended December 25, 1998.

       For the quarter ended December 25, 1998, the Company recognized a net loss of $9.8 million, which was favorable to the net loss of $15.0 million reported in the previous year period. The decrease in net loss is directly attributable to: (1) improvement in gross margins; (2) lower selling, general and administrative spending; (3) reduced restructuring expenses; and (4) the non-recurring loss of $4.1 million realized in the prior year relative to the sale of the Company's Components business.

NINE MONTHS ENDED DECEMBER 25, 1998 COMPARED TO NINE MONTHS ENDED DECEMBER 26, 1997

       Net sales for the nine months ended December 25, 1998 were $178.5 million, a decline of $44.7 million (20.0%) over the nine months ended December 26, 1997. For the nine months ended December 25, 1998, sales by North American entities were $83.7 million, a decline of $31.4 million or 27.3%, as compared to sales in the previous year period. Sales by European entities declined $13.4 million, or 12.4%, as compared to the previous year period and were $94.8 million. Sales of toner products in North America declined $9.6 million or 48.0% as a result of quality and delivery performance issues in the previous fiscal year. Such performance issues have been resolved and the Company does not expect to see further deterioration. Sales of impact supplies in North America declined $14.7 million from the previous year period due to the continued shift of the market from impact printing devices to non-impact printing devices. Sales of laser cartridges in North America declined by $4.2 million as compared to the previous year period. This loss in sales is due primarily to the Company's sale of its components line in December of 1997. North American sales of inkjet products declined $2.4 million as compared to the previous year period due to the lack of sell-through of certain of the Company's products introduced in fiscal year 1997 and fiscal year 1998. The decline in sales in Europe was due largely to a decline in sales of non-impact products of $16.8 million which offset an increase in impact sales of $5.5 million. The decline in sales in Europe was due largely to continued price pressures from competition as well as some major customers not attaining their own financial goals.

       Worldwide sales of non-impact supplies accounted for approximately 55.9% of total sales for the nine months ended December 25, 1998, compared to 59.7% of total sales in the nine months ended December 26, 1997.

       In North America, sales of non-impact supplies amounted to $47.5 million in the nine months ended December 25, 1998, down $16.6 million or 25.9% as compared to the previous year period, and represented 56.8% of total North American sales. Sales of non-impact supplies in Europe were $52.3 million on the current period versus $69.1 million in the prior year period.

       Cost of sales were $146.2 million (82.0% of net sales) for the nine months ended December 25, 1998, compared to $185.2 million (83.0% of net sales) in the previous year period.

       For the nine months ended December 25, 1998, research and development expenses amounted to $4.3 million, (2.4% of net sales), as compared to $5.1 million (2.3% of net sales) in the previous year period. Approximately, two-thirds of this decline occurred in Europe where a program to maintain research and development expenses at 2% of net sales has been implemented.

       Selling, general and administrative expenses were $39.5 million in the nine months ended December 25, 1998 as compared to $42.9 million in the previous year period. The benefits of a worldwide expense reduction program, implemented over the past year as well as variable costs associated with the overall decline in sales resulted in this $3.4 million reduction.

       Interest expense for the current fiscal period was $13.7 million, compared to $10.1 million for the previous year period. Included in interest expense for the current fiscal period was $3.4 million of deferred loan cost amortization, compared to $0.7 million for the previous year period. These deferred loan costs have been fully amortized at December 25, 1998. The Company anticipates that it will not be required to pay post-petition interest on certain of its pre-petition debt obligations, and accordingly, effective with the filing, discontinued accruing interest on those debt obligations. Contractual interest not accrued and not reflected in the Consolidated Statements of Operations with respect to those obligations amounts to $1.5 million during the nine months ended December 25, 1998.

       For the nine months ended December 25, 1998, the company recognized a net loss of $27.1 million, compared to the net loss of $31.5 million realized in the previous year period. This improvement on substantially lower sales is attributable to the following favorable items: (1) reduced selling, general and administrative spending, and research and development expenses; (2) restructuring costs of $3.3 million incurred in the prior year period as compared to $.4 million in the current year period; (3) the non-recurring extraordinary loss of $2.5 million realized in the second quarter of the prior year relative to the early extinguishment of debt; and (4) the loss of $4.1 million realized in the prior year relative to the sale of the Company's components business. The above were partially offset by greater interest costs incurred during the nine months ended December 25, 1998.

EFFECT OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

       Because the Company conducts business in many countries, fluctuations in foreign currency exchange rates affect the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures, and formerly, the Company entered into hedging arrangements to manage the company's exposure to currency fluctuations. The Company realized exchange gains of $0.5 million in the nine months ended December 25, 1998 as compared to $0.2 million in exchange losses in the previous year period.

LIQUIDITY AND CAPITAL RESOURCES

       For the nine months ended December 25, 1998 cash used by operating activities amounted to $1.7 million. The net loss incurred by operations during the period was only partially offset by favorable changes in working capital. Capital expenditures primarily for the purchase of manufacturing equipment related to non-impact product lines and computer hardware were $4.8 million.

     The Company's cash requirements are related to funding working capital for operations, research and development costs, capital expenditures, principal payments and interest expense. Cash provided by operating activities and through borrowings under its Debtor-in-Possession Credit Agreements previously described and open account trade terms from vendors are the primary sources of liquidity and capital for the Company.

NEW ACCOUNTING STANDARDS

     During 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" was also issued, which is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating the impact of these new standards on its financial statements but has not yet determined the full impact.


YEAR 2000 COMPUTER ISSUES

       The Company has completed its assessment of the year 2000 issues facing its information systems. Certain of the Company's information systems are not currently in compliance with the modifications necessary for the year 2000. It is believed that through modifications or conversions to new hardware, software and embedded technologies that the year 2000 issues can be mitigated. The Company is currently utilizing both internal and external resources to reprogram, replace and test software and embedded technologies for the year 2000 modifications. Additionally, the Company is communicating with customers, vendors and others to ensure that their systems are year 2000 compliant. With regard to these communications, the Company is finding that a majority of third parties are either already year 2000 compliant or currently undertaking similar steps to ensure their compliance. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Company's systems would not have a material effect on the Company. The Company has incurred year-to-date costs of $1.2 million for year 2000 compliance, the majority of which was incurred in the quarter ended September 25, 1998. The cost to the Company of the year 2000 compliance is currently estimated to approximate $1.7 million. The time of completion for year 2000 compliance is currently estimated at June 1999.

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

       The European Pelikan Hardcopy businesses will be affected by EMU. EMU will require many significant changes for all of banking and commerce including currency conversion and modifications of payment and settlement systems, to name a few. As with the year 2000 issue, EMU poses various operating risks. The Company had implemented a new system to address the changes required and believes that all areas of the firm were successful in this implementation process in advance of the EMU start date of January 1, 1999. Management anticipates that the formation of EMU will not materially affect the trend of earnings of the Company.

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

                          PART II  OTHER INFORMATION

ITEM 1-  LEGAL PROCEEDINGS

     See "Item 3 Legal Proceedings" in the registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 and Note 12 of Notes to Consolidated Financial Statements for the three month and nine month periods ended December 25, 1998 and December 26, 1997 included elsewhere in this report.

       On November 6, 1998, the Company filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code for the Middle District of Tennessee in Nashville (Case No. 98-10600-10606-KL3-11). The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course, as a debtor-in-possession under the supervision of the Bankruptcy Court.

ITEM 3-  DEFAULTS UPON SENIOR SECURITIES

  The filing of the petition under Chapter 11 of the Bankruptcy Code resulted in an occurrence of default under the Second Amended and Restated Credit Agreement of the Company with various lending banks. The Company has entered into a $7.5 million revolving line of credit facility with Norwest Business Credit, Inc. which will provide debtor-in-possession financing while the Company reorganizes under the Bankruptcy Code.

ITEM 6-  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.
         Exhibit 27  -  Financial Data Schedule

     (b) Reports on Form 8-K
         The Registrant filed no reports on Form 8-K during the quarterly period ended December 25, 1998.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date  February 16, 1999                 /s/  Patrick E. Howard
      -----------------                 ----------------------
                                        Patrick E. Howard
                                        Chief Executive Officer


Date  February 16, 1999                 /s/  Phillip L. Theodore
      -----------------                 ------------------------
                                        Phillip L. Theodore
                                        Senior Vice President,
                                        Chief Financial Officer, Treasurer
                                        and Assistant Secretary