Form 10-K
period 1999-03-31
NU KOTE HOLDING INC /DE/
filed 2000-05-08
CIK 812423

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission File Number 0-20287

                                   ----------

                              NU-KOTE HOLDING, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                      16-1296153
   ------------------------------                       -------------------
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                       Identification No.)


 200 Beasley Drive, Franklin, Tennessee                       37064
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)


       Registrant's telephone number, including area code: (615) 794-9000

                                   ----------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                         PREFERRED SHARE PURCHASE RIGHTS
--------------------------------------------------------------------------------
                                (Title of Class)

                                   ----------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of April 17, 2000 there were 21,775,302 shares of Class A Common Stock outstanding (with one Preferred Share Right attached to each) and the aggregate market value of the voting stock held by non-affiliates of the registrant was $626,467. Solely for purposes of computing the aggregate market value of the Class A Common Stock, the share ownership of all directors and executive officers, and their family members, and of all persons holding more that 10% of the Registrant's outstanding shares has been excluded.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

================================================================================

ITEM 1.  BUSINESS

GENERAL

         Nu-kote Holding, Inc. (the "Company" or "Registrant"), through its wholly owned subsidiaries, is a manufacturer and distributor of impact and non-impact imaging supplies for office and home printing devices. The Registrant acquired International Communication Materials, Inc. ("ICMI") in February 1992 (the "ICMI Acquisition"), Future Graphics, Inc. ("Future Graphics") in February 1993 (the "Future Graphics Acquisition"), and the worldwide hardcopy supplies business (the "Pelikan Hardcopy Division") of Pelikan Holding AG of Zug, Switzerland ("Pelikan") in February 1995 (the "Pelikan Acquisition"). Also, in July 1995, the Company acquired certain assets and assumed certain liabilities from the bankruptcy estate of Jarfalla Industry Competence Center, AB. The assets were contributed to, and the liabilities assumed by, Modular Ink Technology AB ("MIT"). ICMI is an independent manufacturer of toner for non-impact printers and copiers and Future Graphics is a remanufacturer of laser printer cartridges. Both are located in the United States. The Company's Pelikan Hardcopy Division is both a European and U.S. manufacturer of supplies for impact and non-impact printers. In December 1997, the Company disposed of the Future Graphics cartridge components division. As part of its ongoing corporate restructuring, on March 31, 1999, the Company sold MIT. Additionally, in September, 1999, Nu-kote International, Inc., a wholly owned subsidiary of the Company, sold certain of its subsidiaries to Pelikan Hardcopy Europe Limited, a Scottish corporation (the "Pelikan Disposition"). The subsidiaries sold include Pelikan Produktions A.G., Pelikan Scotland Limited, Greif-Werke GmbH, Pelikan Hardcopy Asia Pacific Limited, and Dongguan Pelikan Hardcopy Limited (See Note
4).

         On November 6, 1998 (the "Petition Date"), the Company and six of its subsidiaries filed for protection under Chapter 11 of Title II of the United States Code in the United States Bankruptcy Court for the Middle District of Tennessee. The Company sought protection in part due to a historical proliferation of customer accounts, products, and packaging which in retrospect generated relatively little unit volume, were marginally profitable and resulted in unwarranted infrastructure cost. A series of strategically sound, conceptually correct but disappointing acquisitions also contributed to the decision to seek bankruptcy protection. However, primary among the reasons for the filing of the bankruptcy was the Company's worsening financial condition and need for additional financing and to recapitalize. This was in large part due to the continued litigation between Nu-kote International, Inc. ("International") and the Hewlett-Packard Company ("HP"), Seiko-Epson Corporation, and Epson America, Inc. (collectively "Epson"), Canon Computer Systems, Inc., Canon USA, Inc., and Canon Inc, collectively the OEM's. See "Item 3 - Legal Proceedings", below. Additionally, there was a negative cumulative effect on the Company's cash position of customers taking rebates in the fall of 1998. Historically, in the Company's business, certain customers were entitled to rebates based on their purchases throughout the calendar year. Immediately prior to the Petition Date, the Company's cash situation became critical due to an increase in COD requirements imposed by vendors, cash requirements incident to servicing continuing sales, and certain customers setting-off their rebate requirements imposed by vendors against receivables owed to the Company. Nu-kote was further concerned that if default under its existing credit facilities occurred, its lenders would attempt to foreclose on the stock of the Company's subsidiaries. Faced with the litigation with the above-mentioned OEM's, the mounting prospective costs of a debt workout and restructuring, and the threat of foreclosure by its lenders, all compounded by the rebate issue and the impending interest payment to the Lenders, the Company determined that it had no alternative but to file for protection under Chapter 11 of the Bankruptcy Code.

         On March 2, 2000, Nu-kote, its secured lenders and the official committees for Nu-kote's unsecured creditors filed a Joint Plan of Reorganization for Nu-kote (the "Plan") and a Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization for Nu-kote (the "Disclosure Statement"). Under the terms of the Plan and a separate motion, a bidding procedure was established pursuant to which interested parties may make a bid for the stock or assets of Nu-kote. An initial bid has been submitted by Richmont Capital Partners I, L.P ("Richmont"). Richmont is an affiliate of Nu-kote. The deadline for submitting bids passed without any other party submitting a bid. The Plan provides for (i) payment to the secured lenders of $20,550,000, (ii) payment to the unsecured creditors of $600,000, (iii) payment of priority and administrative claims of up to $3,000,000, and (iv) the assumption of certain other debts outlined in the Plan, contingent upon certain conditions being satisfied prior to closing. The Plan also provides for mutual releases between and among Nu-kote, its secured lenders, the committees and Richmont and is subject to certain conditions being satisfied, including the resolution of litigation with certain printer manufacturers and the resolution of administrative claims at a cost of no more than $3,000,000. As part of the Plan, the existing stock of Nu-kote, will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stockholdings.

         The Registrant's operations involve a single industry segment - the manufacture and distribution of typewriter and printer ribbons, thermal fax ribbons, cartridges and toners for laser printers, facsimile machines and copiers, cartridges and ink for ink jet printers, specialty papers, calculator ink rollers, and carbon paper. For financial information relating to foreign and domestic operations, see Note 17 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS."

         The Registrant's principal executive offices are located at 200 Beasley Drive, Franklin, Tennessee 37064, telephone number (615) 794-9000. All references herein to the "Company" or "Registrant" include the Company and its subsidiaries, unless the context otherwise requires.

PRODUCTS

         Prior to the Pelikan Disposition, the Registrant manufactured and/or distributed over 650 products in more than 1,600 different packaging configurations through its North American operations and over 1,400 products in more than 4,300 different packaging configurations through its European operations. Additionally, the Registrant introduced 31 new products into the North American market and 16 new products into the European market in fiscal 1999, all of which were non-impact products. The Registrant discontinued selling approximately 1,400 packaging configurations in the U.S. and 500 in Europe in fiscal 1999. The Registrant's products are used in over 30,000 different models of impact and non-impact printing mechanisms. Impact printer products include printer, typewriter, point of sale and calculator ribbons, calculator and cash register ink rollers, and other supplies for use in impact printing mechanisms. The Registrant is a manufacturer and distributor of magnetic ink character recognition ("MICR") ribbons for check encoding printers. The Registrant's non-impact printing products include monochrome and color toner for laser printers, copiers, and plain paper facsimile machines, supplies for ink jet printers and facsimile machines, and remanufactured cartridges for laser printers. In addition, the Registrant manufactures and/or distributes thermal wax products for bar code and facsimile machines, and specialty papers and films for use in ink jet printers.

         The Registrant also manufactures and distributes a variety of compatible ink jet cartridges for use in Canon, Epson and HP ink jet printers, as well as a line of HP compatible cartridge refill kits designed for the home or small business user. The Registrant offers an inkjet cartridge remanufacturing service similar to the one employed for remanufactured laser toner cartridges. The Registrant also sells intermediate products such as rolls of coated film and containers of bulk laser and copier toner.

MARKETS AND DISTRIBUTION

         The Registrant currently sells its products directly to wholesale, retail and manufacturing markets under the Nu-kote(R), Pelikan(R), and ICMI(R) brand names, and also to original equipment manufacturers ("OEMs") and distributors for resale under their brand names or private labels. Nu-kote(R) and Pelikan(R) branded products are distributed through major office supply marketing channels, including wholesale distributors, office products dealers, direct mail catalogs, office supply "superstores", information processing specialists, value added resellers and mass market retailers. ICMI(R) brand laser toners are marketed to distributors serving the laser cartridge remanufacturing market. Nu-kote(R) and Pelikan(R) brand products are compatible with substantially all impact printing devices currently in use and the Registrant's laser products are compatible with over 90% of the low to mid-range laser printers now on the market. OEM products are manufactured to the OEMs specifications and sold both with the original hardware and in the aftermarket. The Registrant sells its products subject to limited warranties. Historically, product liability and warranty claims have been insignificant.

         The market for supplies for typewriters and other impact printers has been declining in recent years and is expected to continue to decline as non-impact printing devices become more popular and replace many of the impact printers now in service. During fiscal 1999, the Registrant experienced a decline of approximately 15.9% in its sales from impact products. While the Registrant expects the market for supplies for typewriters and other impact printers to continue to decline as a whole, the Registrant believes there will continue to be an important market for its ribbon products for the foreseeable future. The selling prices for the Registrant's impact products have come under pressure as competitors have reduced prices in an attempt to preserve their portion of a declining market.

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

         To a large extent, the Registrant relies on its ability to obtain used laser printer cartridges and ink jet heads for remanufacturing. While used cartridges and ink jet heads are currently readily available, potential entry into the markets for such products by OEMs could adversely affect the Registrant's ability to obtain used cartridges or ink jet heads for remanufacturing.

CUSTOMERS

         No one customer accounted for more than 10% of the Registrant's sales in fiscal 1999. Order backlogs were $17.7 million and $29.4 million as of March 31, 1999 and March 31, 1998, respectively and are anticipated to be satisfied within the succeeding fiscal year.

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

COMPETITION

         The printing supplies market is extremely competitive. In both the impact and non-impact markets, the Registrant's biggest competitors are the OEMs, most of which are substantially larger and have greater financial resources than the Registrant. In the impact supplies business, some OEMs manufacture their own ribbon products. Other OEMs buy ribbons from outside suppliers. In addition, there are currently estimated to be over 100 independent ribbon manufacturers in the United States and more than 200 worldwide, ranging from small local producers to national and international companies.

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

TRADEMARK, PATENTS AND LICENSES

         The NU-KOTE trademark is registered in the United States and many other countries. The ICMI trademark is also registered in the United States and is likewise registered in several other countries. The Company also holds an exclusive, fifty-year, royalty free, fully paid up, U.S. license, directly and through its subsidiaries, to use the "PELIKAN" name and /or trademark and Pelikan BIRD LOGO. This agreement is maintained after the sale of the Pelikan Produktions AG, (which closed September 30, 1999) and will encompass the U.S., Canadian and Mexican geographic territories. The Company considers the NU-KOTE and ICMI trademarks material to its business. As of August 31, 1999, the Company holds 29 patents in the United States and numerous foreign equivalents. In addition, the Company has approximately 18 U.S. patent applications pending. All of such patents and applications are for products or production methods.

               The Company has obtained licenses to use certain intellectual property rights of other companies, including a royalty free, fully paid-up, non-exclusive, non-cancelable, U.S. license, directly and through its subsidiaries, to over 40 U.S. patents (plus numerous foreign equivalents) and approximately 20 U.S. applications (plus numerous foreign equivalents) relating to hardcopy supplies products and production methods, form Pelikan Produktions AG, in Switzerland. This license became effective on the same date as the closing of the sale of the Pelikan business in Europe, September 30, 1999.

RESEARCH AND DEVELOPMENT

         The Registrant incurred $5.6 million, $6.6 million, and $9.6 million in research and development costs in fiscal years 1999, 1998, and 1997, respectively. These costs are primarily related to non-impact product research conducted by the Registrant's European subsidiaries. The Registrant's European subsidiaries that conducted this research and development were sold as part of the Pelikan Disposition. The Registrant expects to incur approximately $2.0 million in fiscal 2000 in research and development activities.

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

         In connection with the acquisition by the Registrant in 1986 of the Worldwide Office Supplies Division and the International Business Forms Division (the "Unisys Divisions") of Unisys Corporation ("Unisys"), Unisys agreed to indemnify the Registrant for liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Registrant's Rochester, New York facility and at facilities located in Macedon, New York and Bardstown, Kentucky, which have been sold by the Registrant. The New York Department of Environmental Conservation ("DEC"), with respect to the Rochester and Macedon facilities, and the Kentucky Environmental Protection Agency, with respect to the Bardstown facility, have alleged that environmental contamination exists at such sites. The Registrant has been advised that Unisys is working with these state environmental agencies in connection with the testing for and investigation of contamination and, with respect to the Rochester and Bardstown sites, is implementing measures to complete remediation. The Registrant has been informed that Unisys is undertaking three years of groundwater monitoring at the Macedon facility pursuant to a consent order with the DEC, to demonstrate that the site requires no further remediation or monitoring. As a result of the indemnification from Unisys, in the opinion of the Registrant's management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Registrant's financial position, results of future operations or liquidity.

         In connection with the Pelikan Acquisition, Pelikan agreed to indemnify the Registrant for all losses, liabilities and costs resulting from or arising out of environmental conditions existing on or prior to the closing on February 24, 1995 at the facilities acquired from Pelikan, such as Registrant's Derry, Pennsylvania, Franklin, Tennessee and Turiff, Scotland facilities. With respect to certain potential pre-closing environmental liabilities and costs identified on a schedule agreed to by the Registrant and Pelikan, Pelikan's liability is limited to $2.5 million, which is collateralized by a letter of credit. Pelikan's liability for all other pre-closing environmental liabilities and costs is unlimited in amount but expired on the third anniversary of the closing, except as to the certain claims that were asserted by the Registrant before the 30th day following the third anniversary of the closing. The Registrant has undertaken limited environmental investigations at Registrant's Derry, Pennsylvania and Franklin, Tennessee facilities due to reports of certain environmentally suspect activities having taken place pre-closing at those facilities. The investigation of the environmental condition of the soil at the Derry facility detected material contamination in excess of applicable or relevant and appropriate standards. The investigation of the environmental condition of the soil and groundwater at the Franklin facility also detected material contamination in excess of applicable or relevant and appropriate standards. Registrant notified Pelikan of the existence of the detected contamination at these sites as well as at certain European facilities before the 30th day following the third anniversary of the closing. With the assistance of an environmental consultant, the Company has developed a remediation plan which estimated future cash payments for the remediation plan of $2.5 million. These undiscounted future cash payments have been accrued for as of March 31, 1999 since it represents the Company's best estimate of the remediation costs, but the payments are not considered to be fixed and reliably determinable. The Company has established a receivable, that will be paid from the environmental escrow funds, equal to the amount of the accrued remediation costs. The Registrant has asserted claims for indemnification and reimbursement against Pelikan with respect to the costs of the environmental investigations at Registrant's Derry, Pennsylvania, Franklin, Tennessee and Turiff, Scotland facilities.

         With regard to the Derry facility the Registrant has been cooperating with the Pennsylvania Department of Environmental Protection ("PA-DEP") to determine the minimum further investigation and remediation required to bring this facility into compliance with Pennsylvania law and to allow the Registrant to receive a release from further liability under Pennsylvania law. After completion of the site characterization activities now being conducted with the concurrence of PA-DEP, the Registrant expects to enter into an administrative agreement for the remediation of this facility.

         With regard to the Franklin facility, the Registrant has entered into a voluntary administrative Consent Order and Agreement, Index No. 94-511, with the Tennessee Department of Environment and Conservation ("T-DEC") to facilitate the investigation, removal and remediation of the hazardous substances detected at the Franklin facility in excess of applicable or relevant and appropriate standards, and to reimburse the T-DEC for certain costs incurred by T-DEC at or in connection with the Franklin facility. Registrant has implemented the initial remedial investigation work plan approved by T-DEC and submitted a report documenting the findings of that investigation and recommending certain remedial measures. Registrant and T-DEC are in the process of negotiating, the terms of a work plan for the remediation and/or further investigation of the site.

         With regard to the Derry, Franklin and Turiff facilities, the Registrant has not been able to estimate the potential cleanup costs with any degree of certainty. The Registrant, nevertheless, has obtained and notified Pelikan of very preliminary cost estimates for the cleanup associated with these facilities. Based on the indemnification obligation of Pelikan, environmental surveys conducted by environmental consultants in connection with the Pelikan Acquisition, and the notice of the existence of environmental contamination given by the Company prior to the 30th day following the third anniversary of the closing, management of the Registrant nevertheless does not believe that any environmental costs incurred in connection with the environmental matters identified on the pre-closing schedule or during the limited environmental investigations of Registrant's Derry, Franklin and Turiff facilities will have a material impact on the Registrant's financial condition, results of operations or liquidity.

         Management of the Registrant believes that costs incurred to comply with current environmental discharge and emission regulations will not have a material impact on future recurring operating costs. A number of raw materials used to manufacture toners and inks in the Pelikan Hardcopy Division's products are subject to frequent scientific and regulatory reevaluation to determine the potential environmental hazards, and may be subjected to changing regulations. Management believes that in the U.S., where office supply "superstores" comprise a larger portion of the customer base, it is also unlikely that it will be able to pass on to such customers future increases, if any, in environmental compliance costs.

         Federal, state and local agencies regulate the disposal, handling and storage of waste, and air and water discharges from the Registrant's facilities. Based on current regulations and the condition of its facilities, the Registrant does not currently anticipate a material amount of environmental capital expenditures in excess of the amounts for which the Company is indemnified by third parties.

         The Registrant's Secretary functioned as an environmental compliance officer until his resignation from the Company on October 31, 1999. This person was charged with formulating policies for the Registrant's North American facilities to promote compliance with environmental laws. The Registrant intends to and has initiated the process of electing a new environment compliance officer. Over the past three years, the Registrant has taken measures to assess, maintain and improve its regulatory environmental compliance audit of Registrant's Franklin, Tennessee, Connellsville, Pennsylvania, Derry, Pennsylvania and Chatsworth, California facilities. These measures also help the Registrant to comply with its reporting and record keeping obligations under applicable environmental laws.

         The foregoing "Environmental and Regulatory Matters" section and Note 14 of "Notes to Consolidated Financial Statements", insofar as it relates to such matters, contain various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities and Exchange Act of 1934 (the "Exchange Act"), which represent the Registrant's expectations or beliefs concerning future events, including statements regarding estimates of the Company's liabilities associated with identified environmental matters and the likelihood that any liability in excess of expected indemnification payments and reserves for such matters will not materially affect the Company's financial position or results of future operations or liquidity. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, without limitation, the following: (i) the actual nature and extent of contamination, if any, which exists at the Company's facilities, (ii) the remedial action required by governmental agencies being different from the remedial action selected by the Company, (iii) the cleanup level required, (iv) changes in regulatory requirements, (v) the ability of other responsible parties, if any, to pay their respective shares of remediation costs and meet their indemnification obligations, and (vi) whether any insurance recoveries are available or realized. Results actually achieved thus may differ materially from expected results included in these and any other forward looking statements contained herein.

EMPLOYEES

         During the fiscal year ended March 31, 1999, the Registrant employed approximately 1,600 persons worldwide. Except for approximately 70 employees who are covered by a collective bargaining agreement with the United Steel Workers at the Registrant's Connellsville, Pennsylvania facility, none of the Registrant's other North American employees are represented by a labor union. Approximately 300 of the employees at the Registrant's Turriff (Scotland), Greif (Germany) and MIT (Sweden) facilities were also governed by various union agreements, but these facilities have been sold and the Company no longer employs such employees. The Registrant considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The Executive Officers of the Registrant, their positions, offices, ages and years of service with the Registrant (and its predecessors) are set forth below.

                                                                                       Years With the
                                                                                       Registrant and
Name of Individual        Age           Position(s) Held                              its Predecessors
------------------        ---           ----------------                              ----------------

Patrick E. Howard         52   President, Chief Executive Officer, and Director               3

Richard A. Larsen         50   Senior Vice President, General Counsel and                     4
                               Secretary

Phillip L. Theodore       32   Senior Vice President, Chief Financial Officer,                5
                               Treasurer and Assistant Secretary


         Mr. Howard has been the Chief Executive Officer of the Company since October 1998. Previously, Mr. Howard served as Chief Operating Officer and Chief Executive Officer of the Company from February 1997 and August 1997, respectively, until December 1997. Mr. Howard has been a director of the Company continuously since August 1997. Mr. Howard has been the Chief Executive Officer of the Richmont Group since January 1996. Prior to joining the Company, Mr. Howard served as Executive Vice President of Mary Kay, Inc. from December 1985 until January 1996.

         Mr. Larsen has been Senior Vice President and General Counsel of the Registrant since June 1995 and has also been Secretary of the Company since March 1998. Prior to joining Nu-kote, Mr. Larsen was Vice President, General Counsel and Secretary of Harris Adacom Corporation for five years. Mr. Larsen resigned from the Company on October 31, 1999.

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

                                                                                       Years With the
                                                                                       Registrant and
Name of Individual      Age             Position(s) Held                               its Predecessors
------------------      ---             ----------------                               ----------------
Hans Paffhausen         49    Managing Director, European Operations                         21

C. Ronald Baiocchi      55    Senior Vice President and General Manager,                     22
                              North American Operations

Ian Elliott             41    Senior Vice President - Business Development                   21

Gerald Gigliotti        43    Senior Vice President, Sales & Marketing                       19


         Mr. Paffhausen has been Managing Director of the Registrant's European Operations since the Pelikan Acquisition in February 1995. Mr. Paffhausen's employment with the Company terminated on September 30, 1999 when the Pelikan Disposition was consummated. He joined Pelikan in 1977 and served in positions of increasing responsibility in research and development, engineering, production and operations, including three years as the General Manager of Pelikan Scotland (formerly Caribonum) and two and one-half years as Director of Pelikan's U.S. Operations in Franklin, Tennessee. Mr. Paffhausen was appointed Managing Director of the Pelikan Hardcopy Division in January 1994. From January 1994 until the Pelikan Acquisition he also served as Chief Director of Operations of Pelikan for the worldwide Pelikan organization.

         Mr. Baiocchi has been Senior Vice President and General Manager of the Nu-kote International, Inc.'s North American Operations since November 1998. Prior to that Mr. Baiocchi had been Vice President, Nu-kote International, Inc. since January 1987. Mr. Baiocchi joined Burroughs Corporation

(now Unisys) in October 1978 and has held a number of executive positions in manufacturing, product management, sales and marketing and business planning.

         Mr. Elliott has been Senior Vice President, Business Development of Nu-kote International, Inc., since November 1998. He joined Burroughs Corporation (now Unisys) in the United Kingdom in 1978 and has served in positions of increasing responsibility primarily in sales, product management, and business development roles within both Europe and the U.S. From October 1996 to October 1998 he served as Vice President, Product Development and from 1994 to September 1996 as Vice President, Business Development.

         Mr. Gigliotti has been Senior Vice President of Sales and Marketing since January 1999. Mr. Gigliotti began his career with Burroughs Corporation (now Unisys) in September 1980 as an account manager and since that time held positions of increasing responsibility, most recently as Director of Sales and National Accounts and Vice President of Sales.

ITEM 2.  PROPERTIES

         The Registrant has fee or leasehold interests in each of the facilities listed below:

Location                           Square Feet             Activities                       Status
--------                           -----------             ----------                       ------
Rochester, New York                  70,232    Manufacturing, research and development     Leased(1)
                                               and distribution

Rochester, New York                  10,952    Manufacturing                               Leased(2)

Connellsville, Pennsylvania          61,154    Manufacturing, research and development     Owned
                                               and distribution

Chatsworth, California               46,600    Manufacturing, research and development     Leased(2)
                                               and distribution

Chatsworth, California               17,000    Warehouse                                   Leased(3)

Nogales, Sonora, Mexico              75,000    Warehouse                                   Held for Sublet(4)

Nogales, Sonora, Mexico              62,775    Manufacturing                               Leased(4)

Franklin, Tennessee                 136,703    Distribution and headquarters               Owned
                                               administration

Franklin, Tennessee                  31,600    Manufacturing, research and development     Leased(1)

Derry, Pennsylvania                 133,022    Warehouse                                   Held for Sale

Bardstown, Kentucky                   7,200    Administration                              Leased(5)

Uniontown, Pennsylvania              33,600    Manufacturing, distribution                 Leased(3)(6)

Uniontown, Pennsylvania               6,000    Warehouse                                   Leased(3)(6)

Turriff, Scotland                   137,779    Manufacturing, administration, research     Leased(7)
                                               and development

Goslar, Germany                     172,224    Manufacturing, administration               Held for Sale(7)



Location                          Square Feet                 Activities                       Status
--------                          -----------                 ----------                       ------
Egg Lee, Switzerland                146,390   Manufacturing, research and development         Owned(7)

Egg, Rietweis, Switzerland           17,750   Office, sales and administration                Leased(7)

Monchaltorf, Switzerland             37,674   Manufacturing, research and development         Owned(7)

Lenglow, China                       25,092   Manufacturing                                   Leased(7)

Jarfalla, Sweden                     58,400   Manufacturing, research and development         Leased(8)

Hong Kong                             4,300   Warehouse                                       Leased(7)

Duren, Germany                      103,620   Logistics center                                Leased(7)

Louviers, France                      6,150   Manufacturing                                   Owned


----------
(1)    Lease expires 2002
(2)    Lease expires 2000
(3)    Month to month lease
(4)    Lease terminated in July 1999
(5)    Lease expires 2002
(6)    Lease terminated in October 1999
(7) Property sold or transferred as part of the Registrant's sale of its European Operations in September 1999.
(8) Property sold or transferred as part of the Registrant's sale of Modular Ink Technology, Stockholm, AB ("MIT") in April 1999.

         In addition, the Registrant maintains sales offices in various locations throughout the United States and Europe.

         The Registrant believes its facilities are in good operating condition, suitable for their intended purposes and provide sufficient production capacity for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         On November 6, 1998 Nu-kote filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Middle District of Tennessee, Nashville Division (Case No. 98-10600-10606-KL3-11). Six subsidiaries of the Company, Nu-kote International, Inc., Future Graphic, Inc., Nu-kote Imperial, Inc., Nu-kote Latin America, Inc., Nu-kote Imaging International, Inc. and International Communication Materials, Inc., also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on November 6, 1998 in the same court as Nu-kote. Nu-kote is managing its business as a debtor-in-possession under the supervision of the bankruptcy court.

         In March 2, 2000, Nu-kote, its secured lenders and the official committees for Nu-kote's unsecured creditors filed a Joint Plan of Reorganization for Nu-kote (the "Plan") and a Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization for Nu-kote (the "Disclosure Statement"). Under the terms of the Plan and a separate motion, a bidding procedure was established pursuant to which interested parties may make a bid for the stock or assets of Nu-kote. An initial bid has been submitted by Richmont Capital Partners I, L.P ("Richmont"). Richmont is an affiliate of Nu-kote. The deadline for submitting bids passed without any other party submitting a bid. The Plan provides for (i) payment to the secured lenders of $20,550,000, (ii) payment to the unsecured creditors of $600,000, (iii) payment of priority and administrative claims of up to $3,000,000, and (iv) the assumption of certain other debts outlined in the Plan, contingent upon certain conditions being satisfied prior to closing. The Plan also provides for mutual releases between and among Nu-kote, its secured lenders, the committees and Richmont. As part of the Plan, the existing stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stockholdings.

         On March 17, 2000 Nu-kote's secured lenders filed a motion to convert the case to a Chapter 7 proceeding. This motion was opposed by Nu-kote, and Richmont and Nu-kote's secured lenders have now reached an agreement in principle pursuant to which Richmont will purchase the debt, security interests and all claims held by the secured lenders. The agreement is subject to completion of final documentation which is still being drafted. Upon completion of the documentation, the motion to convert the case to a Chapter 7 proceeding will be withdrawn, and management of Nu-kote believes it will then be possible to confirm a plan of reorganization. It is still expected that any plan of reorganization that is confirmed will provide that the stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stock.

         On September 19, 1994, Hewlett Packard Co. filed a lawsuit against Nu-kote International, Inc. in the United States District Court for the Northern District of California (the "California District Court"), San Jose Division, Case No. C94-20647 JW (EIA), (the "HP Litigation") alleging patent and trademark infringement, unfair competition and false advertising. Nu-kote International asserted affirmative defenses to claims brought by HP, and asserted seven counterclaims against HP, including inter alia: violations of the Lanham Act, Sherman and Clayton Antitrust Acts. Nu-kote International sought compensatory, punitive and treble damages, court costs and attorneys' fees, as well as injunctive relief.

         On November 13, 1998, Nu-kote International filed a motion for relief from stay to allow the HP Litigation to continue despite the pendency of the bankruptcy cases. The Bankruptcy Court found that "cause" under ss. 362 of the Bankruptcy Code existed to lift the automatic stay to allow the HP Litigation to proceed to trial.

         Prior to trial the California District Court dismissed certain of HP's patent claims and certain of Nu-kote International's antitrust and other claims. The remaining claims in the HP Litigation went to trial on May 17, 1999. On July 22, 1999, the jury rendered its verdict. The jury found that Nu-kote International infringed three HP patents and certain of HP's trademarks, and engaged in false advertising. The jury found that Nu-kote International's conduct was willful. The jury awarded HP damages in the amounts of $456,937.80, $434,120.00 and $1,138,394.00 for damages suffered by HP for patent infringement claims, trademark/unfair competition claims and false advertising claims, respectively. The jury found in Nu-kote International's favor on one of HP's patent claims and certain of HP's trademark claims. The jury also found that Nu-kote International's use of its current green and white packaging does not violate HP's trademarks. The jury rejected all of Nu-kote International's remaining antitrust claims and awarded Nu-kote International no damages. There remain before the California District Court issues not addressed by the jury including those concerning HP's claims for attorneys' fees, enhanced damages, costs and injunctive relief, and Nu-kote's equitable defenses, claims for attorneys' fees and other relief. The California District Court must resolve certain issues before entering judgment on the jury verdict.

         Subsequent to the rendition of the jury verdict in the HP Litigation, the Company's management and general bankruptcy counsel entered into extensive arms-length negotiations seeking settlement and resolution of the litigation between the parties. As a result of these negotiations, an agreement (the "Settlement Agreement") was reached and approved by the Court. Due to the confidential and proprietary nature of certain portions of the Settlement Agreement, a redacted version of same is attached to the Motion to Approve Compromise and Settlement Agreement as proposed by and between Nu-kote International and Hewlett-Packard Company, filed of record with the Bankruptcy Court.

         The principal material terms of the proposed Settlement Agreement which have not been redacted due to concerns of confidentiality include:

         (a) Judgments: HP shall be granted judgments and claims in its favor dismissing Nu-kote International's antitrust claims and awarding damages on HP's claims on trademark infringement, unfair competition, false advertising, attorneys' fees and costs in the following amounts: $1,500,000.00 for awardable costs incurred by HP in the HP Litigation, plus $456,937.80 for damages suffered by HP on HP's patent infringement claims, plus $434,120.00 and $1,138,394.00 for damages suffered by HP on HP's patent infringement claims, plus $434,120.00 and $1,138,394.00 for damages suffered by HP on HP's trademark/unfair competition claims and false advertising claims, plus $2,000,000.00 for HP's awardable attorney's fees in the HP Litigation, for a sum total of $5,529,451.80. The judgments and claims shall be treated as allowed liquidated, undisputed, non-contingent, unsecured pre-petition claims in the Bankruptcy Case. The judgments will not be entered until the Patent Covenants described below become effective.

         (b) Injunctions: Subject to the Patent Covenants granted by HP that are described below, Nu-kote International agrees to the entry of certain injunctions against further patent infringement, trademark infringement, and false advertising. The injunctions will not be entered until after the Patent Covenants become effective.

         (c) Vacatur of Patent Rulings and Findings: The parties agree to the vacatur of certain of the District Court's orders and certain of the jury's findings regarding the validity, invalidity or infringement of certain of HP's patents. In addition, Nu-kote International acknowledges the validity, enforceability and infringement of certain HP patents.

         (d) Patent Covenants: HP grants to Nu-kote International Patent Covenants, which are covenants not to sue for infringement of certain patents as set forth in the confidential portions of the Settlement Agreement, which shall become effective upon receipt by HP of the duly executed Certificates of Compliance relating to the Document Escrow contemplated by the Settlement Agreement. The Patent Covenants will allow Nu-kote International to continue to market its line of HP compatible inkjet products.

         (e) Document Escrow: Placement in escrow under seal, as agreed by Nu-kote International and HP, and the persons and entities defined as "Nu-kote Persons" under the Settlement Agreement of all Discovery Materials, including but not limited to HP Discovery Materials and Nu-kote Discovery Materials, Deposition Materials, and Privileged Materials (all as defined by the Settlement Agreement) that are in the possession, custody or control of Nu-kote International or any Nu-kote Persons or that Nu-kote International or any Nu-kote Persons known to be in possession, custody or control of service providers involved in the litigation. Nu-kote Persons will be enjoined to turn over all Discovery Materials that are currently in their possession or that come into their possession in the future. These Discovery Materials shall be placed in a storage facility mutually acceptable to the parties to be held under seal for the Retention Period as defined in the Settlement Agreement, and verification of the placement of such Discovery Materials by Nu-kote International by execution of Certificates of Compliance as contemplated in the Settlement Agreement. Interested parties will have access to the Discovery Materials only pursuant to Bankruptcy Court Order after notice and a hearing, and only under the conditions set forth in the Settlement Agreement as specified by the applicable Bankruptcy Court Order. All Discovery Materials must be returned to the escrow within the Retention Period, and at the end of the Retention Period the Discovery Materials will be destroyed.

         (f) Mutual Releases: Mutual releases executed by and between Nu-kote International for itself and for any and all Subsidiaries, predecessors, successors, assigns, and, to the extent permitted by law, for its related companies, officers, directors, employees, agents, shareholders, customers, attorneys and consultants and HP for itself and for any and all Subsidiaries, predecessors, successors, assigns, and, to the extent permitted by law, for its related companies, officers, directors, employees, agents, shareholders, customers, attorneys and consultants.

         (g) Future Disputes: An agreement between HP and Nu-kote International that each will give the other written notice of and endeavor to resolve any potential future disputes between themselves prior to resorting to litigation, unless such issues or questions have immediate adverse legal implications relative to the trademark or trade dress rights of the offended party. The Bankruptcy court will retain exclusive jurisdiction to enforce the Settlement Agreement and to resolve any disputes that might arise under the Settlement Agreement.

         (h) Restriction on Transfer. The agreement restricts who can benefit from the Patent covenants and requires HP's consent if more than 20% of the stock or assets of Nu-kote are to be sold to a third party.

         This summary is not intended to supercede or replace any of the terms of the Settlement Agreement and shall not be used to interpret the Settlement Agreement.

         Seiko Epson Corp. and Epson America, Inc. have filed suits against Nu-kote International, Inc. and Pelikan Produktions, A.G. SEIKO EPSON CORP. AND EPSON AMERICA, INC., PLAINTIFFS AND COUNTER-DEFENDANTS VS. NU-KOTE INTERNATIONAL, INC. AND PELIKAN PRODUKTIONS, A.G., DEFENDANTS AND COUNTER-CLAIMANTS, Case No. CV95-2734RTJH ("Epson I") and SEIKO-EPSON CORP. AND EPSON AMERICAN, INC., PLAINTIFFS AND COUNTER-DEFENDANTS VS. NU-KOTE INTERNATIONAL, INC., AND PELIKAN PRODUKTIONS, A.G., DEFENDANTS AND COUNTER-CLAIMANTS, pending in the U.S. District for Central District of California under Case No. CV97-9587TJH ("Epson II") (consolidated); SEIKO EPSON CORP. AND EPSON AMERICAN, INC., PLAINTIFFS/APPELLANTS VS. NU-KOTE INTERNATIONAL, INC., AND PELIKAN PRODUKTIONS, A.G., DEFENDANTS/APPELLEES, Appeal from Orders of U.S. District Court for Central District of California to the U.S. Court of Appeals for the Federal Circuit under Docket Nos. 97-1313-1548-1566-1588- and 98-1015 ("Appeal").

         On April 25, 1995, Epson commenced Epson I (which involves actions which were included in the Appeal) alleging patent infringement trademark infringement, false advertising and unfair competition. Nu-kote International and Pelikan Produktions, A.G. ("PPAG") filed answers that assert nine affirmative defenses to the claims alleged in Epson's complaint. Both Nu-kote International and PPAG asserted counterclaims involving invalidity, unenforceability and noninfringement of patent rights, together with violations of the Sherman and Lanham Acts. Nu-kote International seeks damages and an injunction for false advertising, trade libel, disparagement of goods, defamation, and unfair competition. Epson II was filed on October 15, 1997 involving a second action for patent infringement and has now been consolidated with Epson I by stipulation. Little or no action has taken place regarding the pertinent matters involved in Epson II.

         Nu-kote International and PPAG were initially successful in disposing of six out of seven patents alleged to be infringed through summary judgment action. In a series of rulings in 1997, the District Court held six (6) out of seven (7) of Epson's patents-in-suit in Epson I to be either invalid or unenforceable. The District Court also held Nu-kote International and PPAG in contempt for violating a preliminary injunction which the Court had entered against them. The District Court's contempt ruling is memorialized in two written orders. The first order directs Nu-kote International and PPAG to pay Epson's lost profits of $1,050,849 and attorneys' fees of $31,413. The second order does not quantify a monetary award. The District Court also issued an amended preliminary injunction (the API"), which enjoins Nu-kote International and PPAG from, among other things, infringing certain patents that were not part of the preliminary injunction. On or about September 28, 1998, Epson filed a motion to hold Nu-kote International and PPAG in contempt for violation of the API. The motion had not been decided by the District Court prior to the filing of the action in the Bankruptcy Court.

         Epson appealed the District Court's invalidity and unenforceability rulings. Nu-kote International and PPAG appealed the District Court's contempt rulings. The Appeal was fully briefed and oral argument was conducted before the Federal Circuit on November 2, 1998, prior to the filing of the action in the Bankruptcy Court.

         Following the filing of the bankruptcy, the California District Court has stayed all further proceedings in the Epson Litigation. On April 1, 1999, the California District Court entered an Order Deferring Decision on Application of Bankruptcy Stay to the United States Bankruptcy Court for the Middle District of Tennessee, and Deferring Any Further Proceedings in this Matter Pending Decision on that Issue. The California District Court held "that there shall be no further proceedings in this action until a decision on whether the bankruptcy stay applies to Pelikan Produktions, A.G. issues from the United States Bankruptcy Court for the Middle District of Tennessee."

         Nu-kote International and Epson reached an agreement to certain limited relief regarding the appeal as sought in the Motion for Relief from Stay filed by Epson. Nu-kote International and Epson agreed to relief from the automatic stay only to the extent necessary to allow the Appeal to continue as and to the extent determined appropriate by the United States Court of Appeals for the Federal Circuit. On September 8, 1999, the Federal Circuit Court issued its opinion remanding the issues concerning the contempt orders to the California District Court for further consideration, reversing the invalidity and unenforceability summary judgment rulings on certain Epson patents placing those patents back into the Epson Litigation, and stating that Court's opinion that the automatic stay did not apply to PPAG. On October 29, 1999, the Federal Circuit issued an additional decision stating that Court's opinion that its prior decision as to all issues including vacatur and remand of the assessment of sanctions, is fully applicable to Nu-kote as to Pelikan. No trial date for the Epson Litigation has been set by the California District Court.

         On April 3, 1995, Canon, Inc., a Japan corporation, and its U.S. Affiliates, Canon Computer Systems, Inc. and Canon USA, Inc. (collectively "Canon") filed a lawsuit in the United States District Court for the Central District of California (Case No. SACV 95-288, the "Canon Litigation") styled CANON COMPUTER SYSTEMS, INC. V. NU-KOTE INTERNATIONAL, INC. seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from making false designations or origin or false descriptions regarding Nu-kote International's cartridges and kits, and, seeking compensatory, punitive and treble damages, court costs and attorney's fees. In July 1996 Canon filed a second and related lawsuit, alleging infringement of an additional patent, bringing the total number of patents at issue in the Canon case to six.

         Nu-kote International filed an answer asserting twelve affirmative defenses to the claims alleged in Canon's complaint. These include, among others, defenses that Canon's patents are invalid, unenforceable and/or not infringed by Nu-kote International, that Canon has defrauded the U.S. Patent and Trademark Office and trademark misuse. Additionally, Nu-kote International has alleged counterclaims which include claims of monopolization and attempted monopolization of the aftermarket for replacement cartridges for Canon printers. Nu-kote International is also seeking declaratory relief asking the Court to find that it has not infringed any valid claim of Canon's right in the six patents in the suits, cancellation of Canon's patents because of fraud on the U.S. Patent and Trademark Office, damages and an injunction for intentional interference with business relations, trade liable, disparagement of goods, defamation and unfair competition.

         By order dated April 18, 1997, the Court construed the claims of the '994 patent as requested by Nu-kote International, not as requested by Canon. Nu-kote International filed a Motion for Summary Judgment on the basis that the '994 Patent is anticipated by prior art. Canon also filed a Motion for Summary Judgment on the '994 Patent. On May 26, 1998, the Court held the claims of the '994 Patent invalid because they are anticipated by the prior art. This was a significant victory for Nu-kote International, and Canon has appealed this ruling, Appeals Nos. 98-1445-1453. This appeal is also pending in the United States District Court of Appeals for the Federal Circuit.

         On June 16, 1997, the Court granted Canon's Motion for Summary Judgment ("MSJ") on the issues of inventorship, obviousness and enforceability of the '928 patent, but denied Canon's MSJ with respect to the key issue of whether patented features of that same patent are primarily ornamental or functional. A design patent is invalid if the patented features are primarily functional rather than primarily ornamental. Because it denied Canon's Motion as to that issue, the Court ruled that it was premature to rule on whether this particular patent has been infringed. The Court granted Canon's motion for Summary Judgment on the '140 patent, but only as to two discontinued versions of Nu-kote International's products. The Court confirmed that the current version of the Nu-kote International cartridge, which is a design around introduced by Nu-kote International on receiving notice of this subject patent, does not infringe the patent.

         On May 9, 1997, Daniel M. Kerrane filed suit against the Company in Texas State District Court in Dallas County, Texas. Mr. Kerrane alleges he and the Company entered into a Supplemental Employment Agreement in February 1994 (the "Agreement") which was to become operative upon a "Change in Control" as defined by the Agreement. He alleged the Company breached the agreement by substantially diminishing his responsibilities with the Company. This case was settled on May 6, 1998 with the Company agreeing to pay Mr. Kerrane $213,000 and release claims against Mr. Kerrane totaling $315,000.

         On June 10, 1997, Financial Business Information System, Ltd., a South African corporation, filed suit against Nu-kote International and the Registrant in U.S. District Court for the Northern District of Texas. The plaintiff alleged that it was the exclusive distributor of Nu-kote products in South Africa, but that Nu-kote breached the terms of its distributorship agreement. This case was settled and dismissed by the District Court in May 1998 with the Company agreeing to pay the plaintiff $75,000 on the date of the settlement and to pay the plaintiff $4,166 a month for twelve months and a balloon payment of $54,178 on May 1, 1999. All payments accruing after the Company filed for protection under Chapter 11 of the U.S. Bankruptcy Code are unsecured claims against the Company.

         On January 23, 1998 a suit seeking class action status was filed by a shareholder against Nu-kote, its current directors, certain of its current officers and certain former officers and directors in the United States District Court for the Northern District of Texas, Dallas Division, LORI LEMMER, ET AL.
V. NU-KOTE HOLDING, INC., Case No. 3:98-CV-0161-T. The complaint alleges that Nu-kote and the specified individuals violated the Securities Exchange Act of 1934 by knowingly making false and misleading statements about Nu-kote's business and issued false and misleading financial statements between July 28, 1995 and May 29, 1997. The plaintiff is seeking, on behalf of the purported class, an unspecified amount of compensatory damages and reimbursement of fees and expenses. Nu-kote denies the plaintiff's allegations and intends to defend the suit vigorously. All proceedings in this case have been stayed as a result of Nu-kote's filing for protection under Chapter 11 of the U.S. Bankruptcy Code described above. On September 28, 1999, Nu-kote's lead bankruptcy counsel was notified by the United States District Court for the Northern District of Texas that this case was to be administratively closed.

         On March 10, 1998, Spectra, Inc. ("Spectra") filed suit in the United States District Court of New Hampshire alleging Patent Infringement Claims against Nu-kote International and Modular Ink Technology i Stockholm AB ("MIT"), a company duly organized and validly existing under the laws of Sweden, SPECTRA, INC. V. NU-KOTE INTERNATIONAL, INC. & MODULAR INK I STOCKHOLM AB, Case No. 98-CV-130-JD. Pelikan Produktions A.G. ("PPAG"), a company duly formed under the laws of Switzerland, and formerly a wholly owned subsidiary of Nu-kote International, holds all of the outstanding shares in MIT. Nu-kote International and MIT additionally filed suit against Spectra, NU-KOTE INTERNATIONAL, INC. & MODULAR INK I STOCKHOLM, AB V. SPECTRA, INC., Case No. 98-213-JJF, in the United States District Court for the District of

Delaware (collectively, these two cases are referred to herein as the "Spectra Litigation"). In the Spectra Litigation, Nu-kote International has asserted a claim and counterclaim against Spectra for tortious interference with business relations. In connection with the Bankruptcy Court approved sale of the stock of MIT to Xaar, Ltd. ("Xaar"), Nu-kote International assigned to Xaar any and all of its rights in respect of its tortious interference claim and counterclaim against Spectra. Xaar has, however, agreed not to release or settle the claim or counterclaim without any such release or settlement in connection therewith containing a dismissal by Spectra of its pending infringement claims against Nu-kote International. Any and all other claims and causes of action of Nu-kote International in connection with the Spectra Litigation are retained by Nu-kote International. The Bankruptcy Court approved the terms of the sale of MIT on March 30, 1999, and the sale was closed on March 31, 1999.

         Abdirahman A. Aden filed suit against Nu-kote International in the United States District Court for the Middle District of Tennessee alleging employment discrimination and seeking $600,000 in compensatory damages, punitive damages, back pay and benefits and attorney's fees, ABDIRAHMAN A. ADEN V. NU-KOTE INTERNATIONAL, INC., Case No. 398-0365. On December 4, 1998, Aden filed a Motion for Relief of Stay requesting the Bankruptcy Court to lift the automatic stay to allow this litigation to proceed. Upon agreement with the Debtors, at the final hearing on this Motion for Relief of Stay, Aden was granted relief from the stay to proceed against parties other than Nu-kote International, without prejudice to any of Nu-kote International's rights or defenses to the action or rights against any other party.

         In October of 1994, Robert W. Blair and John Ridenour filed suit in the Court of Common Pleas, Fayette County, PA. ROBERT W. BLAIR & JOHN RIDENOUR V. NU-KOTE HOLDING, INC., ET AL, Civ. Div. No. 1887 of 1994, for payments allegedly due on promissory notes executed in connection with, and breach of contract purportedly arising from, indemnity agreements and the sale contract from the transaction when Nu-kote International purchased the stock of International Communication Materials, Inc. ("ICMI"). Nu-kote International and ICMI likewise filed claims against Blair and Ridenour for breach of contract in the Court of Common Pleas, Allegheny County, PA., NU-KOTE INTERNATIONAL, INC. V. ROBERT W. BLAIR AND JOHN RIDENOUR, Case No. CV No. 98-1462. On the Petition Date, these suits were, pursuant to provisions in the relevant documents mandating arbitration, pending before the American Arbitration Association, styled NU-KOTE INTERNATIONAL, INC. V. ROBERT W. BLAIR AND JOHN RIDENOUR, Case No. CV No. 98-1462. On the Petition Date, these suits were, pursuant to provisions in the relevant documents mandating arbitration, pending before the American Arbitration Association, styled NU-KOTE INTERNATIONAL, INC. V. ROBERT W. BLAIR AND JOHN RIDENOUR, Case No. 16-199-00375-94.

         Nu-kote International's management and bankruptcy counsel entered into settlement negotiations seeking resolution of all the outstanding matters between the parties. As a result of these negotiations, an agreed settlement was reached and approved by the Bankruptcy Court. The settlement provided for a joint and mutual release between the parties, dismissal with prejudice of all pending lawsuits and the arbitration proceedings and the withdrawal of all Claims filed by Blair and Ridenour against the Estate. The consideration for this settlement was the payment of two-thirds of the amount in the escrow account to Blair and Ridenour and one-third of the amount to the Debtors. At the time settlement of the Blair and Ridenour litigation and claims was presented to the Bankruptcy Court for approval, there was approximately $783,000 in the escrow account representing the original amount plus continually accruing interest.

         In addition, the Registrant is involved in various routine legal matters, all of which have been stayed as a result of Nu-kote's filing for protection under Chapter 11 of the U.S. Bankruptcy Code described above.

         In the opinion of management, all matters discussed above are covered by insurance or are without merit or the disposition is not anticipated to have a material effect on the Registrant's financial position; however, one or more of these matters could have a material effect on future quarterly or annual results of operations or cash flows when resolved.

         The foregoing "Legal Proceedings" section and Note 14 of "Notes to Consolidated Financial Statements", insofar as it relates to pending litigation matters, contain various "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act), which represent the Registrant's expectations or beliefs concerning the possible outcome of the various litigation matters described herein. The Registrant cautions that the actual outcome of such matters could be affected by a number of factors, including, without limitation, judicial interpretations of applicable laws, rules and regulations, the uncertainties and risks inherent in any litigation, particularly a jury trial, the nature and extent of any counter claims, and the scope and collectability of insurance coverage. A decision in any of the foregoing lawsuits that is adverse to the Company could have an adverse effect on the Company's business and financial condition, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Registrant during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Registrant had received notification of its delisting by the NASDAQ National Market System as of June 12, 1998. Prior to its delisting, the Common Stock was quoted on the NASDAQ National Market System under the symbol "NKOT". It is expected that all outstanding shares of Registrant's Common Stock will be cancelled in connection with the Company's bankruptcy proceedings. The following table sets forth the high and low reported sales prices for the Common Stock for the periods indicated.

                                                  Market Price
                                               -----------------
              Fiscal Year                       High        Low
              -----------                      -----       -----
              1998
                  First Quarter                3  1/2      2 3/8
                  Second Quarter               2  5/8       13/16
                  Third Quarter                1 22/32       1/2
                  Fourth Quarter                 26/32       5/32

              1999
                  First Quarter                   5/8        3/16
                  Second Quarter                 13/32       5/32
                  Third Quarter                   1/4        1/32
                  Fourth Quarter                 11/32       1/32

              2000
                  First Quarter                  7/32        1/32
                  Second Quarter                 1/16        1/32
                  Third Quarter                  1/16        1/64



         The last reported sales price per share of the Common Stock as quoted on OTC Bulletin Board on April 17, 2000 was $.05. As of the date hereof, the Registrant had 21,775,302 shares of Common Stock outstanding.

         The Registrant has never declared or paid any cash dividends on its Common Stock and has no current plans to pay cash dividends on the Common Stock. The Registrant's credit agreement and bankruptcy status also restrict the payment of dividends.

         As of April 17, 2000, the Registrant had in excess of 3,000 stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data of the Registrant on a consolidated basis. The statement of operations data for the fiscal years ended, and the balance sheet data as of March 31, 1999, 1998, 1997, 1996, and 1995 were derived from the Consolidated Financial Statements of the Registrant.

                                                                               Year Ended March 31,
                                              -----------------------------------------------------------------------------------
                                                 1999(1)           1998(1)            1997(1)          1996(1)         1995(1)
                                              ------------      ------------      ------------      ------------     ------------
                                                                   (Dollars in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Net sales ..................................  $    240,529      $    295,703      $    342,302      $    424,070     $    193,562
Cost of sales ..............................       204,991(2)        252,888(2)        283,422(2)        298,817          146,200
                                              ------------      ------------      ------------      ------------     ------------
Gross margin ...............................        35,538            42,815            58,880           125,253           47,362

Selling, general and administrative
  expenses .................................        53,928            59,756            66,602            78,100           29,421

Research and development expenses ..........         5,609             6,645             9,646             9,560            1,800

Other operating expenses ...................            --                --             1,064                --            2,500

Loss on sales of businesses(7) .............           911             4,061                --                --               --

Impairment of assets(6) ....................         7,967                --                --                --               --

Restructuring expenses .....................         8,785(7)          3,349(7)         15,139(7)         13,825           28,449
                                              ------------      ------------      ------------      ------------     ------------
Operating income (loss) ....................       (41,662)          (30,996)          (33,571)           23,768          (14,808)

Interest expense, net ......................        11,158            15,474             8,444             7,435            3,239

Other (income) expense, net ................         1,269             1,296               714              (557)            (245)
                                              ------------      ------------      ------------      ------------     ------------
Income (loss) before reorganization items,
income taxes and extraordinary item.........       (54,089)          (47,766)          (42,729)           16,890          (17,802)

Reorganization items .......................         1,398                --                --                --               --
                                              ------------      ------------      ------------      ------------     ------------
Income (loss)  before income taxes and
   extraordinary items .....................       (55,487)          (47,766)          (42,729)           16,890          (17,802)
Provision (benefit) for income taxes .......          (515)             (329)            5,201             7,590           (2,392)
                                              ------------      ------------      ------------      ------------     ------------
Income (loss) before extraordinary loss ....       (54,972)          (47,437)          (47,930)            9,300          (15,410)
Extraordinary loss(3) ......................            --            (2,550)               --                --             (281)
                                              ------------      ------------      ------------      ------------     ------------
Net income (loss) ..........................  $    (54,972)     $    (49,987)     $    (47,930)     $      9,300     $    (15,691)
                                              ============      ============      ============      ============     ============
Net income (loss) per common share (basic &
  diluted):(4)
   Income (loss) before extraordinary
     loss ..................................  $      (2.52)     $      (2.18)     $      (2.20)     $       0.61     $      (0.69)

   Extraordinary loss ......................            --      $      (0.12)               --                --     $      (0.02)
                                              ============      ============      ============      ============     ============
   Net income (loss) .......................  $      (2.52)     $      (2.30)     $      (2.20)     $       0.61     $      (0.71)
                                              ============      ============      ============      ============     ============

Weighted average shares outstanding ........    21,775,302        21,775,302        21,770,445        22,492,343       17,462,254
                                              ============      ============      ============      ============     ============

BALANCE SHEET DATA:
Working capital (deficit)(5) ...............  $     25,128      $    (83,065)     $     92,384      $    109,095     $     95,541

Total assets ...............................       152,449           222,576           293,029           356,786          320,725

Short-term debt ............................        45,024           142,009             1,135             6,358              927

Pre-petition liabilities subject to
  compromise ...............................       129,339                --                --                --               --

Total long-term debt .......................            --               760           134,677           111,843           90,131

Shareholders' equity (deficit) .............       (65,614)          (14,655)           41,521            95,280           84,622




(1) The Registrant's financial statements for the years ended March 31, 1999, 1998, 1997, 1996, and 1995 reflect the Pelikan Acquisition, which occurred on February 24, 1995, as well as the restatement associated with the accounting change from the last-in, first-out method of costing inventories to the first-in, first-out method. The results of operations do not reflect the results of the Pelikan Disposition which occurred in September 1999.

(2) Includes a $6,707, $5,190 and $7,034 charge associated with excess and obsolete inventory provisions in North America in fiscal 1999, 1998 and 1997, respectively and $7,724 of costs associated with the startup of manufacturing of the Company's MIT piezoelectric ink jet printhead in fiscal 1997. Additionally, a $2,184 write-off of an APB16 inventory purchase price adjustment, relative to the European operation is included in fiscal 1999.

(3) Represents extraordinary loss from early extinguishment of indebtedness in fiscal 1998 and 1995.

(4) Per share information has also been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

(5) Excludes $129,339 of pre-petition liabilities subject to comprise existing on the bankruptcy filing date of November 6, 1998.

(6) Represents a $3,993 charge for a write-down of goodwill associated with the ICMI acquisition and a $3,974 charge to write-off the value of the trademark and covenants-not-to-compete acquired in conjunction with the 1995 acquisition of Pelikan.

(7) See footnotes No. 4 and 20 to the Notes to the Consolidated Financial Statements for a discussion of the loss on sales of businesses and restructuring expenses, respectively.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The results of operations described below do not reflect the results of the Pelikan Disposition which occurred in September 1999.

TRENDS

         During the last few fiscal years, there has been significant consolidation in the office supplies distribution industry. As a result of such consolidation, the purchasing power of the Company's customer base has increased significantly, which compounded with intense price competition, has resulted in significantly lower margins across all product lines. In response to these developments, the Company is continuing to aggressively pursue cost reduction initiative, and organizing itself into product focused business units that can provide the value added savings demanded by larger customers.

         Worldwide sales of non-impact products have declined significantly ($35.4 million) due largely to a substantial decline in North American toner sales. Worldwide sales of impact products continue to decline as non-impact printing devices become more popular and replace impact printers now in service. This trend is expected to continue.

         The Company expects to continue to reduce costs through reductions in overall inventory and infrastructure related thereto and by implementing supply chain management initiatives such as order scheduling and freight and inventory management. The Company has organized itself into product focus units, which is expected to result in better quality, cost control and overall service to the customer.

         The following table sets forth certain historical data from the Company's Consolidated Statements of Operations for the fiscal years ended March 31, 1999, 1998, and 1997 and the percentage change in such data from year to year. The data for the historical year-end periods is derived from the Consolidated Financial Statements of the Company.

                                                                                                    Percentage Increase
                                                                                                   (Decrease) From Prior
                                                           Year Ended March 31,                           Period
                                                  -----------------------------------------    ---------------------------
                                                               (In Thousands)
                                                     1999            1998            1997      1999 v. 1998  1998 v. 1997
                                                  ---------       ---------       ---------    ------------  -------------
Net sales                                         $ 240,529       $ 295,703       $ 342,302       (18.7)%      (13.6)%

Cost of sales                                       204,991         252,888         283,422       (18.9)%      (10.8)%

Gross margin                                         35,538          42,815          58,880       (17.0)%      (27.3)%

Selling, general and administrative expenses         53,928          59,756          66,602        (9.7)%      (10.3)%

Research and development expenses                     5,609           6,645           9,646       (15.6)%      (31.1)%

Other operating expenses                                 --              --           1,064         N/A          N/A

Impairment of assets                                  7,967              --              --         N/A          N/A

Net loss on sales of businesses                         911           4,061              --       (77.6)%        N/A

Restructuring expense                                 8,785           3,349          15,139       162.3%       (77.9)%

Operating loss                                      (41,662)        (30,996)        (33,571)       34.4%        (7.7)%


         The following table sets forth certain data from the Company's Consolidated Statements of Operations for fiscal years ended March 31, 1999, 1998, and 1997, expressed as a percentage of net sales:


                                                                   YEAR ENDED MARCH 31,
                                                         ---------------------------------------
                                                            1999           1998          1997
                                                         ------------    ---------    ----------
Net sales ........................................          100.0 %       100.0 %       100.0 %
Cost of sales ....................................           85.2          85.5          82.8
                                                            -----         -----         -----
Gross margin .....................................           14.8          14.5          17.2
Selling, general and administrative expenses .....           22.4          20.2          19.5
Research and development expenses ................            2.3           2.2           2.8
Other operating expenses .........................             --            --           0.3
Loss on sale of division .........................            0.4           1.4            --
Impairment of assets .............................            3.3            --            --
Restructuring expenses ...........................            3.7           1.1           4.4
                                                            -----         -----         -----
Operating loss ...................................          (17.3)        (10.4)         (9.8)
Other (income) expense ...........................            0.5           0.4           0.2
Interest expense .................................            4.6           5.2           2.5
                                                            -----         -----         -----
Loss before reorganization items, income taxes and
     extraordinary items .........................          (22.4)        (16.1)        (12.5)
Reorganization items .............................            0.6            --            --
                                                            -----         -----         -----
Loss before income taxes and extraordinary items .          (23.0)        (16.1)        (12.5)
Provision (benefit) for income taxes .............            (.2)         (0.1)          1.5
                                                            -----         -----         -----
Net loss before extraordinary items ..............          (22.8)%       (16.0 %       (14.0)%
                                                            =====         =====         =====

         The following table sets forth certain historical revenue data for the fiscal years ended March 31, 1999 and 1998 and the dollar and percentage changes in such data from year to year.

                                YEAR ENDED MARCH 31,              1999 V. 1998
                             ---------------------------     ------------------------
                                 1999          1998           DOLLARS      PERCENTAGE
                             -------------  ------------     -----------   ----------
                                              (DOLLARS IN MILLIONS)
North America:
       Impact .........         $   46.1       $   66.6       $ (20.5)        (30.8)%
       Non-Impact .....             64.9           81.8         (16.9)        (20.7)
       Total ..........         $  111.0       $  148.4       $ (37.4)        (25.2)%
       Percent of total             46.2%          50.2%
Europe and Other:
       Impact .........         $   58.4       $   57.7       $   0.7           1.2 %
       Non-Impact .....             71.1           89.6         (18.5)        (20.6)
       Total ..........         $  129.5       $  147.3       $ (17.8)        (12.1)%
       Percent of total             53.8%          49.8%
Net sales:
       Impact .........         $  104.5       $  124.3       $ (19.8)        (15.9)%
       Non-Impact .....            136.0          171.4         (35.4)        (20.6)
       Total ..........         $  240.5       $  295.7       $ (55.2)        (18.7)%
       Percent of total            100.0%         100.0%

FISCAL 1999 COMPARED TO FISCAL 1998

         Net sales for fiscal 1999 were $240.5 million, a decline of $55.2 million (18.7%) from fiscal 1998. For the year ended March 31, 1999, sales by North American entities were $111.0 million, a decline of $37.4 million or 25.2%, as compared to sales in the previous fiscal year. Sales by international entities declined $17.8 million, or 12.1% as compared to the previous fiscal year and were $129.5 million. Sales of toner products in North America declined $12.0 million, or 46.9%, as a result of quality and delivery performance issues in the previous fiscal year. Sales of impact supplies in North America declined $20.5 million from the previous year due to the continued shift of the market from impact printing devices to non-impact printing devices. Sales of laser cartridges in North America also declined by $4.7 million as compared to the previous year. This loss of sales is due primarily to the Company's sale of its components line in December 1997 (See Note 4 in Notes to Consolidated Financial Statements). North America sales of inkjet products declined $2.0 million as compared to the previous year due to the lack of sell-through of certain of the Company's products introduced in fiscal years 1997 and 1998. The decline in sales in Europe was due largely to a significant decline in sales of non-impact products of $18.5 million and to dual-sourcing programs recently initiated by many of the European customers. Currency rates generally were broadly similar to the previous year and, as such had little influence on the sales decline.

         Worldwide sales of non-impact supplies accounted for approximately 56.5% of total sales for fiscal 1999, compared to 58.0% of total sales in fiscal year 1998.

         In North America, current year sales of non-impact supplies amounted to $64.9 million, down $16.9 million or 20.7% as compared to the previous year, and represented 58.5% of total North America sales. Sales of non-impact supplies internationally were $71.1 million in the current year versus $89.6 million in fiscal year 1998.

         Cost of sales were $205.0 (85.2% of net sales) for fiscal year 1999, comparing favorably to $252.9 million (85.5% of net sales) in fiscal year 1998. Included in cost of sales for fiscal 1999 and fiscal 1998, respectively, were $3.3 million (1.4% of net sales) and $5.5 million (1.9% of net sales) of expense associated with increased inventory excess and obsolescence reserves in North America. Additionally, a $2.2 million (0.9% of net sales) write-off of an APB16 inventory purchase price adjustment, relative to the European operations, is included in cost of sales for fiscal 1999. Also included in fiscal 1998 was a favorable impact of $2.4 million related to the effect of changing from the LIFO basis to the FIFO basis of accounting for inventories.

         Selling, general & administrative expenses were $53.9 million for fiscal year 1999, $5.8 million lower than the previous year. The benefits of a significant worldwide cost reduction program, which included the savings derived from the closing of the Company's Dallas, Texas headquarters, are reflected in this reduction.

         Research and development expenses were $5.6 million (2.3% of net sales) during fiscal 1999, compared to $6.6 million (2.2% of net sales) in fiscal 1998. Approximately $3.6 million of these expenditures occurred in Europe where a $0.8 million decline in spending was realized on a year-over-year basis, largely associated with an overall cost consciousness.

         Losses on sales of businesses of $0.9 million for fiscal 1999, compares to a $4.1 million loss recognized in fiscal 1998. Comprising the current year loss was a $1.4 million loss on the sale of the Company's MIT subsidiary, partially offset by a $0.5 million gain on the sale of Nu-kote de Columbia. The prior year loss was associated with the sale of the components division.

         During fiscal 1999, the Company incurred impairment charges totaling $7,967. This was comprised of $3,993 recognized for the write-down of goodwill recorded upon the acquisition of ICMI and a $3,974 impairment charge associated with the write-off of the value of the trademark and covenants-not-to-compete acquired in conjunction with the 1995 acquisition of Pelikan, related to the domestic operations.

         Restructuring expenses amounted to $8.8 million in the current fiscal year. These expenses related primarily to the reduction of the carrying value of fixed assets associated with the aftermarket ribbon production and a warehouse utilized by ICMI.

         Interest expense for fiscal 1999 amounted to $11.2 million, $4.3 million less than the previous year. Included in interest expense for fiscal 1999 was $3.4 million of deferred loan cost amortization compared to $5.7 million in the previous year. These deferred loan costs were fully amortized at the end of the third quarter of the current fiscal year. The Company anticipates that it will not be required to pay post-petition interest on certain of its pre-petition debt obligations, and accordingly, effective with the Bankruptcy filing, discontinued accruing interest on those debt obligations. Contractual interest not accrued and not reflected in the Consolidated Statement of Operations with respect to those obligations amounted to $3.6 million during fiscal 1999.

         For fiscal year 1999, the Company recognized a net loss of $55.0 million, comparable to a net loss of $50.0 million in fiscal 1998. The increased net loss is associated with (1) a $55.2 million decrease in net sales, partially offset by a 1.2% improvement in gross margins as a percentage of sales; (2) the recognition of a $8.0 million charge associated with the impairment of various intangible assets; (3) $8.8 million in restructuring expenses, primarily related to the write-down of the carrying value of fixed assets; and (4) a $0.9 million net charge related to the sale of two of the Company's businesses during the fiscal year. All of the above were partially offset by a $6.9 million reduction in selling, general, administrative and research and development costs; a $1.6 million decrease in interest expense and $3.0 million in other income, largely attributable to the reversal of a corporate accrual which was no longer required.

FISCAL 1998 COMPARED TO FISCAL 1997

         Net revenue for fiscal 1998 was $295.7 million, a decline of $46.6 million (13.6%) over fiscal 1997. Worldwide sales of non-impact supplies accounted for approximately 58.0% of total sales for fiscal 1998 compared to 57.3% of total sales in fiscal 1997.

         The North American non-impact sales decline of $17.5 million resulted from a $6.5 million or 26.3% decrease in inkjet sales due to lack of sell-through of certain of the Company's products introduced in fiscal year 1997 and fiscal year 1998. Toner sales in North America declined $8.4 million, or 25.1%, as compared to fiscal 1997. North American toner sales were adversely impacted by quality issues and poor delivery performance resulting from the relocation of certain of the manufacturing operations from its toner facility in Connellsville, Pennsylvania to the Company's facility in Nogales, Mexico. During the fourth quarter of fiscal year 1998 and subsequent to the year then ended the Company relocated all of its toner related production in Nogales, Mexico back to its toner facility in Connellsville, Pennsylvania. Other non-impact revenues decreased a net $2.6 million due to the sale of its components division in December 1997.

         The European non-impact sales decline of $7.2 million resulted from a $2.9 million decline in inkjet, primarily in the "Easy Click" product line. Compatable inkjet products were up slightly over fiscal year 1997. Approximately $7.9 million of the decline was due to exchange rate fluctuations, prior to any hedging arrangements. MIT printhead and ink sales increased by $5.4 million in fiscal year 1998. The remaining decline of $1.8 million resulted from the Company's French Forms division.

         Worldwide sales of impact supplies accounted for approximately 42.0% of total sales in fiscal 1998 compared to 42.7% or total sales in fiscal 1997.

         Impact sales declined $7.2 million (9.8%) in North America and $14.9 million (21.6%) in Europe between fiscal 1997 and fiscal 1998. Approximately $6.0 million of the decline in Europe was due to exchange rate fluctuations, prior to any hedging arrangements. The decrease is directly related to the shift to non-impact printing devices that are slowly rendering impact printing devices obsolete for many applications. The overall 10.9% decline in impact products for the market outperformed the overall industry decline in impact products, which is estimated to have declined 15%.

         Cost of sales were $252.9 million (85.5% of net sales) for fiscal 1998, compared to $283.4 million (82.8% of net sales) in fiscal 1997. Included in cost of sales for fiscal 1998 were $5.5 million (1.9% of net sales) of expenses associated with increased inventory excess and obsolescence reserves in North America. Poor inventory management and the introduction of unprofitable low volume products in prior years that were subsequently discontinued in fiscal year 1998 caused such charges. The Company has implemented certain controls over the forecasting and purchasing of inventory, as well as controls over the introduction of new products in North America. In addition, in North America, gross margin was adversely impacted during the current fiscal year by $6.7 million (2.3% of net sales), associated with increased customer allowances, due to competition and price pressures in the market place. Pricing pressures are expected to continue across all product lines in North America and Europe. Also included in fiscal 1998 and 1997 were $2.4 million and $1.7 million, respectively of a favorable impact related to the effect of changing from the LIFO basis to the FIFO basis of accounting for inventories.

         For fiscal 1998, research and development expenses amounted to $6.6 million, (2.2% of net sales), as compared to $9.6 million (2.8% of net sales) in fiscal 1997. Approximately $2.2, or 73%, of the decline in this expense category occurred in Europe where the Company has implemented an expense reduction program to maintain research and development expenses at approximately 2.0% of net sales.

         Selling, general and administrative expenses were $59.7 million for fiscal 1998 as compared to $66.6 million in the previous year. The reduction in these expenses resulted primarily from the Company's implementation of worldwide expense reduction programs, which included significant reductions in headcount.

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

         For fiscal 1998, the Company received minimum tax benefits from its losses because of an increase in its tax valuation allowance of approximately $14.2 million against certain deferred tax assets, particularly its net operating loss carryforwards. Pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" the Company will recognize an income tax benefit when the deferred tax assets are actually realized or at such time as it is determined that realization of the deferred tax assets is more likely than not. The Company reported an income tax benefit of $0.3 million in fiscal 1998 and an income tax expense of $5.2 million in the previous year.

         For fiscal 1998, the Company recognized a net loss of $50.0 million compared to a net loss of $47.9 million in fiscal 1997. The greater net loss is directly attributable to: (1) a $46.6 million decrease in sales and a 2.7% increase in cost of goods sold as a percentage of sales; (2) the recognition of an extraordinary charge resulting from the early extinguishment of debt of $2.6 million; (3) higher interest expense of $7.0 million; and (4) a $4.1 million loss on the sale of division of the Company. The increase in net loss was offset by a $6.8 million reduction in selling, general and administrative costs, $3.0 million reduction in research and development costs and $11.8 million decline in restructuring costs.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal years ended March 31, 1999, 1998 and 1997, cash used by operating activities amounted to $1.7 million, $5.8 million and $4.9 million, respectively. In each of the three fiscal years, the net loss incurred by operations was only partially offset by significant reductions in working capital, primarily accounts receivable and inventories.

         Capital expenditures, primarily for the purchase of manufacturing equipment related to non-impact product lines, and computer hardware were $5.4, $5.6 and $12.3 million, in fiscal 1999, 1998 and 1997, respectively. The Company expects that capital expenditures in fiscal 2000 and beyond will approximate $3.0 million annually.

         The Company's cash requirements are related to funding working capital for operations, research and development costs, capital expenditures and restructuring and reorganization costs. Cash provided by operating activities and through borrowings under its Debtor-in-Possession Credit Agreement, and open account trade terms from vendors are the primary sources of liquidity and capital for the Company.

         On December 17, 1998, the Bankruptcy Court entered an order approving debtor-in-possession ("DIP") financing from Norwest Business Credit, Inc. which provides for a $7.5 million DIP credit facility, in the form of a line of credit, from which revolving advances may be made on an as needed basis, not to exceed the Company's borrowing base (as defined) to help fund the Company's working capital requirements as it reorganizes under the Bankruptcy Code. The facility bears interest at a floating rate, which was 9.75% at March 31, 1999. The Company is responsible, under the DIP credit facility, for the payment of a minimum quarterly commitment fee of $50. The facility provides for various affirmative and negative covenants that among other things restrict indebtedness, liens, investments, dividend payment, sale or transfer of assets, suspension of business operations and consolidation or merger of the business. Various financial covenants also exist which include the maintenance of a minimum EBITDAR (as defined) and net income and a maximum number of days in inventory. Additionally, the Company was originally restricted to $400 of capital expenditures for the last four months of fiscal 1999, and to $300 per fiscal quarter thereafter. However, with an amendment which was approved by the Bankruptcy Court on October 28, 1999, the quarterly capital expenditure limitation was increased to $500. The facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries.

         Based upon the above arrangements, the Company believes that it will have adequate sources of working capital to provide it with sufficient liquidity to meet its near-term obligations while in bankruptcy.

EFFECTS OF CURRENCY EXCHANGE RATES AND EXCHANGE RATE RISK MANAGEMENT

         Because the Company conducted business in many countries prior to the Pelikan Disposition, fluctuations in foreign currency exchange rates affected the Company's financial position and results of operations. It is the Company's policy to monitor currency exposures and enter into hedging arrangements to manage the Company's exposure to currency fluctuations. As a result, the Company reported a $0.6 million exchange loss in fiscal 1999, a $0.2 million exchange loss in fiscal 1998 and a $0.4 million exchange gain in fiscal 1997. The five most significant foreign currencies in which the Company transacts include German Deutschmarks, Swiss Francs, British Pounds Sterling, French Francs, and Swedish Krona. As a result of the Pelikan Disposition, fluctuations in foreign currency exchange rates are expected to have a minimal impact on the Company in the future.

ENVIRONMENTAL MATTERS; RESEARCH AND DEVELOPMENT

         The Company is subject to regulation at the federal, state and local levels in the U.S., including in particular, regulation pertaining to environmental matters. To date these matters have not resulted in significant cost to the Company. Based on indemnification obligations of third parties to the Company, current regulations and the condition of its facilities, the Company does not currently anticipate a material amount of environmental expenditures. See also Item 1 - Environmental and Regulatory Matters.

         Research and development expenses, were $5.6 million, $6.6 million and $9.6 million in fiscal 1999, 1998 and 1997, respectively. Research and development expenses beginning in fiscal 2000 are expected to approximate $2.0 million and will increase or decrease each year thereafter proportionately as revenues increase or decrease.

MARKET RISK

         The Company is exposed to foreign currency exchange rate risk inherent in its sales commitments, anticipated sales, and assets and liabilities denominated in currencies other than the U.S. dollar. The Company is also exposed to interest rate risk inherent in its debt and investment portfolios. As a result of the Pelikan Disposition, fluctuations in foreign currency exchange rates are expected to have a minimal impact on the Company in the future.

         The Company's primary market risk exposure is to changes in interest rates obtainable on its borrowings. At March 31, 1999, all of the Company's total capitalization consisted of borrowings. All of the Company's outstanding debt was subject to variable rates with a weighted average of 7.37% at March 31, 1999. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company does not have any other material market-sensitive financial instruments.

         The Company has performed a sensitivity analysis assuming a hypothetical 10% adverse movement in interest rates applied to its debt and investment portfolios. As of March 31, 1999, the analysis indicated that these hypothetical market movements would increase the Company's interest cost by $0.3 million. Actual gains and losses in the future may differ materially from that analysis however, based on changes in the timing and amount of interest rate and foreign currency exchange rate movements and the Company's actual exposures and hedges.

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

NEW ACCOUNTING STANDARDS

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and the display of comprehensive income
(loss) and its components. Comprehensive income (loss) consists of net income
(loss) and foreign currency translation and excess pension liability adjustments as presented in the consolidated statement of stockholders' equity. The adoption of SFAS No. 130 had no impact on total stockholders' equity or net income
(loss).

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No.
14. SFAS No. 131 requires the Company to report segment information based on the "management," or operating segment, approach rather than the "industry segment" approach required under SFAS No. 14. Additionally, SFAS No. 131 requires disclosures about the Company's products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company.

         In fiscal 1999, the Company adopted SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

             In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the Company's results of operations or its financial position.

YEAR 2000 COMPLIANCE

         The Company recognizes that without appropriate modification, some computer programs may not operate properly when asked to recognize the Year 2000. Upon reaching the Year 2000, these computer programs may inaccurately interpret the "00" used in two-digit calculations as the year 1900.

     The Company's state of readiness

         Internal Systems:

         In anticipation of the need to correct and otherwise prepare for any potential Year 2000 computer problems, the Company completed an evaluation of its level of exposure to the risks and costs associated with Year 2000 issues and as a result, had substantially updated its business critical information systems with systems that are designed to be Year 2000 compliant. This was achieved by completing a multiphase project plan that included the installation of new hardware and the implementation of fully integrated software. As a result of this updating process, the Company did not experience any significant internal computer issues or problems with respect to the Year 2000. The Company will be conducting additional, integrated tests throughout the remainder of the Year 2000 and beyond to provide added assurance that it is adequately prepared for the Year 2000 and that its internal systems are Year 2000 compliant. The Company has not experienced any Year 2000 problems to date which would have a material effect on the financial condition or liquidity of the Company. There can be, however, no assurance that future unforeseen Year 2000 problems will not cause disruptions to the Company's internal business systems.

         External Systems:

         Although the Company has assessed whether its internal software systems are Year 2000 compliant, it cannot provide assurance that the systems of all its vendors and suppliers will be compliant. The Company has sent inquiries to all critical business vendors and suppliers but has not performed adequate follow-up procedures. Although the Company currently knows of no material vendor or supplier system that was not Year 2000 ready, or had experienced Year 2000 problems, failure of systems maintained by these third parties to operate properly with regard to Year 2000 and thereafter could have a material adverse effect on the Company's business, financial condition, results of operations and liquidity.

     The Costs to address the Company's Year 2000 issues:

         The total costs incurred by the Company with respect to its Year 2000 remediation efforts were approximately $2.8 million. These costs were expensed as incurred, with approximately $1.2 million included in the fiscal 1999 results.

     The Company's contingency plans:

         The Company will continue to closely monitor the Year 2000 compliance readiness of its vendors and suppliers and, where appropriate, will replace those who appear to be unable to meet compliance deadlines. Additionally, the Year 2000 compliance costs incurred by the Company provided the latest, "state-of-the-art" hardware and software available, which the Company believes to be Year 2000 compliant. However, although it is impossible to accurately predict and prepare for all risks associated with the Year 2000 issue, the Company will continue to evaluate and make appropriate modification to address those risks which it believes are reasonably foreseeable.

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

         EMU will affect the European Pelikan Hardcopy businesses. EMU will require many significant changes for all of banking and commerce including currency conversion and modifications of payment and settlement systems, to name a few. As with the Year 2000 issue, EMU poses various operating risks. The Company had implemented a new system to address the changes required and the firm was ready well in advance of the EMU start date of January 1, 1999. Management anticipates that the formation of EMU will not materially affect the trend of earnings of the Company. As a result of the Pelikan Disposition, the EMU will not have a significant impact on the Company's operations in the future.

CAUTIONARY STATEMENT

         The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, in particular those statements which represent the Company's expectations or beliefs concerning, among other things: the ability of the Company to successfully reorganize in the Bankruptcy Proceedings; the Company's ability to mitigate the effect of the reduction in the impact market by realizing cost savings as a result of transferring production to lower cost facilities and by expanding into additional markets; the introduction of new products and reversal of the overall decline in its revenues; ability of the Company to obtain credit facilities in the future which will provide sufficient cash flow to meet its obligations; future capital expenditure levels; indemnification obligations of third parties and other assumptions regarding environmental matters and the effect of inflation on future operations. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation, general economic conditions, product demand and industry capacity, competitive products and pricing, particularly the possibility of increased competition from OEMs, manufacturing efficiencies, new product development, consumer acceptance of new products developed by the Company, particularly non-impact supplies, availability of raw materials and critical manufacturing equipment, and the regulatory and trade environment.



ITEM 7A.         QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

         For quantitative and qualitative disclosures about market risk affecting the Company see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in Item 7 above, which is incorporated herein by reference.



ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is hereby made to the Consolidated Financial Statements and notes thereto appearing at pages F-1 to F-40 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On January 22, 1999 the Company filed a motion with the Bankruptcy Court to employ PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as the principal accountants to audit its consolidated financial statements. Such firm had been engaged in that capacity prior to the filing by the Company for protection under Chapter 11 of the Bankruptcy Code on November 6, 1998.

         The U.S. Trustee's office objected to the engagement of PricewaterhouseCoopers LLP, and on March 16, 1999 a hearing was held in the Bankruptcy Court to determine whether the Company would be permitted to engage such firm. At that hearing, the Bankruptcy Court denied the motion to employ PricewaterhouseCoopers LLP. The Bankruptcy Court ruled that such firm was disqualified from acting in such capacity due to a conflict of interest. Such conflict resulted from the merger of Coopers & Lybrand ("C&L") and Price Waterhouse ("PW") on July 1, 1998. Prior to the merger, C&L was the principal accountant to audit the Company's consolidated financial statements. Also, prior to the merger, PW acted, and continues to act, as a financial advisor to the Company's secured bank lending group. As a result of the Bankruptcy Court's ruling, the Company was without an auditing firm.

         The report of PricewaterhouseCoopers LLP included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 stated that, because of various factors, there was substantial doubt about the Company's ability to continue as a going concern. Otherwise, the reports of PricewaterhouseCoopers LLP for the fiscal years ended March 31, 1998 and 1997 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principle.

         The decision to change accountants was not recommended or approved by the Company's Board of Directors. However, the engagement of KPMG LLP was authorized by the Company's Board following the Bankruptcy Courts' Ruling that PricewaterhouseCoopers LLP was disqualified from acting as the Company's auditors. During the two most recent fiscal years and through March 16, 1999 there had not been any disagreements between the Company and PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

         As of result of the above, the Company subsequently engaged KPMG LLP as its principal accountants to audit its consolidated financial statements for the fiscal year ended March 31, 1999.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The following information with respect to other principal occupations or employment and other affiliations and business experience of each director during the last five years has been furnished to the Company by such director. Except as otherwise indicated, each of the directors has had the same principal occupation for the last five years.

JOHN P. ROCHON, AGE 48, DIRECTOR OF THE COMPANY SINCE 1994

         Mr. Rochon has been a director of the Company since 1994. Mr. Rochon has been Chairman of the Richmont Corporation since 1990 and Chief Executive Officer of Mary Kay Holding Corporation since 1991. Previously, Mr. Rochon served in positions of increasing responsibility with Mary Kay Holding Corporation, including Vice Chairman from 1987 to 1991. Through Richmont Corporation and its predecessor and affiliated companies, Mr. Rochon has built a large, diversified portfolio of companies and investments strongly focused on consumer goods and services. Mr. Rochon also serves as a director of Royal Appliance Manufacturing Company.

PATRICK E. HOWARD, AGE 52, PRESIDENT, CHIEF EXECUTIVE OFFICER, AND DIRECTOR OF THE COMPANY

         Mr. Howard has been the Chief Executive Officer of the Company since October 1998. Previously, Mr. Howard served as Chief Operating Officer and Chief Executive Officer of the Company from February 1997 and August 1997, respectively, until December 1997. Mr. Howard has been a director of the Company continuously since August 1997. Mr. Howard has been the Chief Executive Officer of the Richmont Group since January 1996. Prior to joining the Company, Mr. Howard served as Executive Vice President of Mary Kay, Inc. from December 1985 until January 1996.

MEETINGS OF THE BOARD

         The Company's Board held three meetings during the fiscal year ended March 31, 1999 and acted by unanimous consent 6 times. The entire Board acts as the Audit Committee and Stock Option Committee.

COMPENSATION OF DIRECTORS

         Directors are not compensated for their services as directors. Non-employee directors of the Company formerly received $20,000 per year, plus $2,000 per year per committee membership and $2,000 per year per committee Chairmanship. The directors waived all fees due to them for fiscal 1999. In addition, under the Nu-kote Holding, Inc. 1992 Stock Option Plan, as amended and restated (the "1992 Plan"), the Company provided non-employee directors one-time grants of non-qualified stock options for 30,000 shares of Common Stock upon his or her initial election or appointment to the Board.

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

COMMITTEES OF THE BOARD

         By resolution and vote of the Company's Board of Directors, the Executive Committee, Compensation and Benefits Committee, Audit Committee and Stock Option Committee were eliminated during the fiscal years ended March 31, 1999 and March 31, 1998, due to the reduction of the number of directors constituting the Board of Directors. The entire Board of Directors is administering responsibilities normally associated with these Committees.

EXECUTIVE OFFICERS

         Information about the current Officers of the Company appears above under the caption "Executive Officers of the Registrant".

KEY EMPLOYEE RETENTION AGREEMENTS

         In connection with the Company's Joint Plan of Reorganization as amended by Nu-kote, the Company entered into Key Employee Retention Agreements with certain senior management employees of the Company. These agreements, dated June 10, 1999, were extended on the basis that the applicable key employees were vital to the improvement of the financial performance of the Company, the formulation and execution of the Company's plan of Reorganization and to the success of the OEM litigation. The agreements, offered to seven key employees in total, included retention payment amounts ranging from six months to one year's salary. The amounts would only be payable upon confirmation of a reorganization plan, a sale of substantially all of the assets of the Company or a termination of the key employee without cause.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the NASDAQ National Market System. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to the Company and written representations that no Forms 5 were required for the Fiscal Year, the Company believes that during the Fiscal Year no executive officer, director or greater than 10% stockholder was delinquent in filing any reports.

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

                           SUMMARY COMPENSATION TABLE

                                                                                              LONG TERM
                                                                                             COMPENSATION
                                                        ANNUAL COMPENSATION                     AWARDS
                                      ----------------------------------------------------  ----------------
                                        FISCAL                                                SECURITIES
                                         YEAR                                OTHER ANNUAL     UNDERLYING      ALL OTHER
                                        ENDED     SALARY          BONUS       COMPENSATION   OPTIONS/SARS   COMPENSATION
NAME AND PRINCIPAL POSITION            MARCH 31   ($)(1)         ($)(2)         ($)(3)           (2)           ($)(4)
-----------------------------         ---------- ---------      ----------   -------------- --------------- --------------
Patrick E. Howard (5)                     1999            --            --            --           --           --
   President, Chief Executive             1998            --            --            --           --           --
   Officer, and Director                  1997            --            --            --           --           --


Hans Paffhausen                           1999      $215,750            --      $ 13,919           --           --
   Managing Director,                     1998      $220,409            --      $ 13,690           --           --
   European Operations                    1997      $249,730            --      $ 15,511           --           --

C. Ronald Baiocchi                        1999      $225,000            --      $  8,657           --     $  4,000
   Sr. Vice President and General         1998      $226,733            --      $  9,321           --     $  3,800
   Manager, North American Operations     1997      $205,000            --      $  9,012           --     $  3,674


Richard A. Larsen                         1999      $160,000            --      $  7,200           --     $  3,800
   Sr. Vice President, General            1998      $160,000            --      $  7,200           --     $  3,800
   Counsel and Secretary                  1997      $160,000            --      $  7,200           --     $  2,806


Ian Elliott                               1999      $140,000            --      $  4,800           --     $  3,360
   Sr. Vice President - Business          1998      $140,000            --      $  4,800           --     $  3,360
   Development Nu-kote                    1997      $124,039            --      $  4,355           --     $  2,977
   International, Inc.


Phillip L. Theodore                       1999      $138,462            --      $ 32,500           --     $  2,873
   Sr. Vice President, Chief              1998      $ 96,154            --      $ 17,400           --     $  2,308
   Financial Officer, Treasurer           1997      $ 86,923      $ 35,500      $ 17,700           --     $  2,086
   and Assistant Secretary

Shaun K. Donnellan (6)                    1999            --            --            --           --           --
   Former Chief Executive Officer         1998            --            --            --           --           --
                                          1997            --            --            --           --           --

-----------------------------

(1) Includes, where applicable, amounts electively deferred by each Named Executive under the Nu-kote International, Inc. Employee Savings Plan (the "Savings Plan)

(2) No bonuses or stock appreciation rights awards were granted in any of fiscal years 1999, 1998 or 1997 with the exception of $35,500 paid to Mr. Theodore in 1997.

(3) Amounts listed in this column for fiscal 1999 include (a) automobile allowances in the amounts of $13,919, $6,000, $7,200, $4,800 and $5,450, for Messrs. Paffhausen, Baiocchi, Larsen, Elliott and Theodore, respectively; and (b) club dues of $2,657, for Mr. Baiocchi; and (c) reimbursement of $27,050 of executive MBA program expenses for Mr. Theodore.

(4) Amounts listed in this column for fiscal 1999 include (a) the Company's contributions to the Savings Plan (exclusive of amounts deferred at the election of the Named Executive) on behalf of each of the Named Executives, in the amount of $4,000, $3,800, $3,360, and $2,873, for Messrs. Baiocchi, Larsen, Elliott, and Theodore, respectively.

(5) The services of Mr. Howard are made available to the Company pursuant to a consulting agreement between Richmont Corporation and the Company. The Company does not compensate Mr. Howard directly for his services. The Company received the services of the Richmont Corporation free of charge during fiscal 1999 and 1998, which included operational, sales, financial, marketing and management consulting services provided by Mr. Howard and other employees of Richmont Corporation. Richmont Corporation is an affiliate of Richmont Capital Partners I, L.P., see: Security Ownership of Principal Stockholders and Management.

(6) The services of Mr. Donnellan, until his resignation on October 8, 1998, were made available to the Company pursuant to a consulting agreement between Glass & Associates, Inc. and the Company. While the Company did not compensate Mr. Donnellan directly for his services, the Company had paid Glass & Associates, Inc. $1,018,268 and $648,270 during fiscal 1999 and 1998, respectively for operational, sales, financial, marketing and management consulting services provided by Mr. Donnellan and other associates of Glass & Associates, Inc. Additionally, Mr. Donnellan and other associates of Glass & Associates, Inc. had been reimbursed actual and reasonable expenses incurred by them in performing services for the Company. Glass & Associates, Inc. is a third-party consulting firm, independent of the Company.

         There were no stock appreciation rights granted during fiscal year 1999 to any of the named executives.

         The following table sets forth the number of and value realized on shares acquired on exercise of stock options during the Fiscal Year and the number of shares covered by exercisable and unexercisable options and stock appreciation rights held, and the dollar values which would have been realized on exercise of such options and stock appreciation rights, on March 31, 1999 by each of the Named Executives.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                              NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                             UNDERLYING UNEXERCISED           "IN-THE MONEY"
                                                                  OPTIONS/SARS                 OPTIONS/SARS
                               SHARES                             AT FY-END (#)              AT FY-END ($)(1)
                              ACQUIRED        VALUE        ---------------------------- ---------------------------
NAME                        ON EXERCISE     REALIZED($)    EXERCISABLE  UNEXERCISABLE   EXERCISABLE UNEXERCISABLE
--------                   --------------- --------------- ----------- ---------------- ----------- ---------------
Patrick E. Howard                --             --           40,000       160,000          --            --
Hans Paffhausen                  --             --           80,000        20,000          --            --
C. Ronald Baiocchi               --             --           33,823         5,379          --            --
Richard A. Larsen                --             --           32,000        28,000          --            --
Ian Elliott                      --             --           40,748        12,802          --            --
Phillip L. Theodore              --             --           15,600        12,400          --            --
Shaun K. Donnellan               --             --             -              -            --            --

----------------------------

(1) Based upon the closing price of the Common Stock ($0.16) on the NASDAQ National Market System on March 31, 1999.

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

          ANNUALIZED
           AVERAGE         10 YEARS       20 YEARS       25 YEARS        30 YEARS       35 YEARS
          FINAL PAY       OF SERVICE     OF SERVICE     OF SERVICE      OF SERVICE     OF SERVICE
         -------------    ------------   ------------   ------------    ------------   -----------
            $  50,000      $    6,777     $   10,818      $  12,073      $   13,551     $  14,951
               75,000           9,438         15,644         18,845          21,918        24,318
              100,000          12,563         21,894         26,658          31,293        34,693
              125,000          15,688         28,144         34,470          40,668        45,068
              150,000          18,813         34,394         42,283          50,043        55,443
              175,000          18,813         34,394         42,283          50,043        55,443
              200,000          18,813         34,394         42,283          50,043        55,443
              225,000          18,813         34,394         42,283          50,043        55,443
              250,000          18,813         34,394         42,283          50,043        55,443

         The Pension Plan provides retirement benefits related to an employee's years of service and such employee's average annual earnings (subject to a maximum of $150,000 annually, as adjusted by the Internal Revenue Service for cost of living increases after 1995) for the 60 highest consecutive months' compensation during the 120 months prior to retirement (and if the employee has been employed less than five years, the average of compensation during all months employed.) Compensation includes all salary or wages, including commission, shift premiums, tax deferred contributions made to the Nu-kote International, Inc. Employees Savings Plan on an employee's behalf and payments for non-work periods during active employment, but does not include any other form of remuneration.

         At March 31, 1999, the credited years of service and the compensation covered under the Pension Plan of the participating Named Executives were as follows:

                                                      YEARS OF
                                                       SERVICE              COVERED COMPENSATION
                                                   ----------------         ----------------------
         C. Ronald Baiocchi                              22                       $150,000
         Richard A. Larsen                                4                       $150,000
         Ian Elliott                                     21                       $150,000
         Phillip L. Theodore                              5                       $150,000

         Mr. Hans Paffhausen is not covered by the above referenced Pension Plan, but is covered by a separate plan in Switzerland.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The entire Board currently acts as the Stock Option Committee and Compensation Committee. No report on executive compensation is expected to be issued.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

         The following table sets forth certain information regarding each person known to the Company to own beneficially more than 5% of the outstanding Common Stock of the Company as of April 17, 2000. Such information has been obtained from the most recent public filings submitted or other information made available to the Company by such holders.

                                                                 AMOUNT AND NATURE     PERCENTAGE
         NAME AND ADDRESS OF                                       OF BENEFICIAL           OF
         BENEFICIAL OWNER                                          OWNERSHIP (1)         CLASS
         ----------------------                                  -------------------   -----------
         Ligapart AG.......................................          4,600,000            21.1%
            Neuhofstrasse 4
            6340 Bear, Switzerland

         Richmont Capital Partners I, L.P..................          2,559,360            11.8%
            4300 Westgrove
            Dallas, Texas 75428

         Oppenheimer Group, Inc............................          2,062,600 (2)         9.5%
            Oppenheimer Tower
            World Financial Center
            New York, New York 10281

         ---------------------
(1) Unless otherwise indicated, such shares of Common Stock are owned with sole voting and investment powers.

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

                                   MANAGEMENT

         The following table sets forth, as of April 17, 2000, certain information as to the shares of Common Stock beneficially owned by each director and nominee as director of the Company, by each Named Executive, as defined herein, and by all directors and executive officers of the Company as a group:

                                                             AMOUNT AND NATURE       PERCENTAGE
NAME AND ADDRESS OF                                            OF BENEFICIAL             OF
BENEFICIAL OWNER                                               OWNERSHIP (1)            CLASS
-------------------                                         --------------------     ------------
John P. Rochon ............................................      2,583,360(2)(3)      11.9%

Patrick E. Howard .........................................         40,000(4)         *

Hans Paffhausen(6) ........................................         80,000(4)         *

C. Ronald Baiocchi ........................................         33,823(4)         *

Richard A. Larsen(6) ......................................         32,000(4)         *

Ian Elliott ...............................................         40,748(4)         *

Phillip L. Theodore .......................................         15,600(4)         *

All directors and executive officers as a group (7 persons)      2,825,531(5)         13.0%

-------------------------------
*    less than 1% of class

(1) Unless otherwise indicated, such shares of Common Stock are owned directly with sole voting and sole investment power.

(2) Includes 2,559,360 shares owned by Richmont Capital Partners L.P., as to which shares Mr. Rochon has shared voting and investment power.

(3) Includes 24,000 shares that may be acquired through the exercise of stock options, which are exercisable within 60 days of April 17, 2000.

(4) Represents shares that may be acquired through the exercise of stock options, which are exercisable within 60 days of April 17, 2000.

(5) Includes 250,571 shares which may be acquired through the exercise of stock options exercisable within 60 days of April 17, 2000 and other shares deemed beneficially owned by the Company's directors as described in the preceding notes.

(6) Resigned from the Company on September 30, 1999 and October 31, 1999, respectively.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


CERTAIN TRANSACTIONS

         There were no reportable relationships or related transactions in effect during the fiscal year ended March 31, 1999.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULE, AND REPORTS ON
                  FORM 8-K

(a)(1) Reference is made to the Index to Consolidated Financial Statements appearing at page F-1 of this report.

(2) Reference is made to the Index to Financial Statement Schedules appearing at page S-1 of this report.

(3)      Exhibits.


-----------       -----------------------------------------------------------------------------        ------------
EXHIBIT                                                                                                SEQUENTIAL
   NO.                                            DESCRIPTION                                           PAGE NO.
-----------       -----------------------------------------------------------------------------        ------------
   3.1            Amended and Restated Certificate of Incorporation of Nu-kote
                  Holding, Inc. ("Holding") (incorporated herein by reference to
                  Exhibit 3(a) of Amendment No. 1, as filed with the Commission on August 24, 1992 ("Amendment No. 1") to Holding's
                  Registration Statement on Form S-1 (File No. 33-481012); as
                  filed with the Commission on May 22, 1992 ("Holding's 1992
                  Form S-1")).

   3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated August 4, 1994 (incorporated herein by reference to Exhibit 3(a) to Holding's Annual Report on Form
                  10-K for the year ended March 31, 1995 (File No. 0-20287)
                  ("Holding's 1995 Form 10-K")).

   3.3            Certificate of Designations of Holding, dated May 19, 1994
                  (incorporated herein by reference to Exhibit 3.1(b) to Holding's 1995 Form 10-K).

   3.4            Certificate of Increase of Holding, dated February 10, 1995
                  (incorporated herein by reference to Exhibit 3.1(c) to Holding's 1995 Form 10-K).

   3.5 By-Laws of Holding (incorporated herein by reference to Exhibit 3.2 to Holding's 1995 Form 10-K).

   4.1            Form of Stock Certificate for Class B Common Stock, par value
                  $.01 per share (incorporated herein by reference to Exhibit
                  4(d) to Amendment No. 2 to Holding's 1992 Form S-1).

   4.2            Rights Agreement, dated as of May 19, 1994 between Holding and
                  Chemical Bank (incorporated herein by reference to Exhibit 1 of Holding's Form 8-A, as filed with the Commission on May 20,
                  1994).

   4.3            Amendment No. 1 to Rights Agreement, dated as of November 15,
                  1994, between Holding and Chemical Bank (incorporated herein by reference to Exhibit 2 of Holding's Form 8-A/A, as filed with the Commission on February 24, 1995).



-----------       -----------------------------------------------------------------------------        ------------
EXHIBIT                                                                                                SEQUENTIAL
   NO.                                            DESCRIPTION                                           PAGE NO.
-----------       -----------------------------------------------------------------------------        ------------
   10.1           Second Amended and Restated Credit Agreement dated as of July
                  31, 1997 by and among Nu-kote International, Inc. as borrower,
                  Nu-kote Holding, Inc. as Guarantor, the lenders listed on the signature page thereto as Lenders, and NationsBank of Texas,
                  N.A. as Administrative Agent and Collateral Agent
                  (incorporated herein by reference to Exhibit 10.1 of Holding's
                  June 1997 Form 10-Q).

   10.2           (pound)6,275,000 - Third Amended and Restated Revolving Credit
                  Agreement dated July 31, 1997 between Pelikan Scotland Limited as borrower, Barclays Bank PLC as Agent, NationsBank of Texas,
                  N.A. as Collateral Agent and NationsBank of Texas, N.A. as
                  Documentation Agent and Others (incorporated herein by reference to Exhibit 10.2 of Holding's June 1997 Form 10-Q).

   10.3           Patent Assignment and License Agreement dated as of January
                  16, 1987, between Unisys and NKI (incorporated herein by reference to Exhibit 10(c) of Holding's 1992 Form S-1).

   10.4           CHF50,000,000 - Third Amended and Restated Revolving Credit
                  Agreement dated July 31, 1997 between Pelikan Produktions AG and Pelikan Hardcopy (International) AG as borrower, Barclay
                  Bank PLC as Agent, NationsBank of Texas, N.A. as Collateral
                  Agent and NationsBank of Texas, N.A. as Documentation Agent and Others (incorporated herein by reference to Exhibit 10.3 of Holding's June 1997 Form 10-Q).

   10.5           Trademark and Service Mark Assignment, dated as of January 16,
                  1987, between Unisys and NKI (incorporated herein by reference to Exhibit 10(d) of Holding's 1992 Form S-1).

   10.6           IBM Cross License, dated as of April 8, 1988, between
                  International Business Machines Corporation and NKI
                  (incorporated herein by reference to Exhibit 10(rrr) of Holding's 1992 Form S-1).

   10.7           Technical Information and License Agreements, dated as of June
                  23, 1987, between NKI and each of Interfas S.A. and N-K
                  International Limited (incorporated herein by reference to Exhibit 10(sss) of Holding's 1992 Form S-1).

   10.8           Indemnification Agreement, dated as of May 18, 1992, among
                  NKI, Holding, Clayton, Dubilier & Rice, Inc., Fund II and
                  Clayton & Dubilier Associates II Limited Partnership, a
                  Connecticut limited partnership (incorporated herein by reference to Exhibit 10(dddd) of Holding's 1992 Form S-1).



-----------       -----------------------------------------------------------------------------        ------------
EXHIBIT                                                                                                SEQUENTIAL
   NO.                                            DESCRIPTION                                           PAGE NO.
-----------       -----------------------------------------------------------------------------        ------------

   10.9           Nu-kote International, Inc. Retirement Income Plan
                  (incorporated herein by reference to Exhibit 10(eeee) of Holding's 1992 Form S-1).

  10.10           Nu-kote International, Inc. Employee Savings Plan
                  (incorporated herein by reference to Exhibit 10(iiii) of Holding's 1992 Form S-1).

  10.11           Lease, dated as of February 18, 1993, between Frank DiMino, as
                  Lessor and NKI, as Lessee, (incorporated herein by reference to Exhibit 10.56 to Amendment No. 1, as filed with the Commission on May 18, 1993 ("Amendment No. 1"), to Holding's
                  1993 Form S-1).

  10.12           Asset and Stock Purchase Agreement, dated as of November 15,
                  1994, between Holding and Pelikan Holding AG ("Pelikan")
                  (incorporated herein by reference to Annex A to Holding's
                  February 1995 Proxy Statement).

  10.13           Amendment to Asset and Stock Purchase Agreement, dated as of
                  February 6, 1995, between Holding and Pelikan (incorporated herein by reference to Annex C to Holding's February 1995
                  Proxy Statement).

  10.14 Trademark License Agreement, dated as of February 24, 1995 between Pelikan, PIH and Pelikan GmbH (Hannover), on the one hand, and Holding, on the other hand (incorporated herein by reference to Exhibit B to Annex A to Holding's February 1995
                  Proxy Statement).

  10.15           Nu-kote Holding, Inc. Senior Management Stock Appreciation
                  Rights Plan, effective June 22, 1995 (incorporated herein by reference to Exhibit 10.46 to Holding's 1995 Form 10-K).

  10.16           Form of Appreciation Right Notification (relating to Exhibit
                  10.43) (incorporated herein by reference to Exhibit 10.47 to Holding's 1995 Form 10-K).

  10.17 Nu-kote Holding 1992 Stock Option Plan, as amended and restated on August 1, 1995 (incorporated herein by reference to Exhibit 10.43 to Holding's Annual Report on Form 10-K for the year ended March 31, 1996 (File No. 0-20287) ("Holding's
                  1996 Form 10-K")).

  10.18           First Amendment to Trademark License Agreement, dated
                  September 30, 1999, between Pelikan Holding AG, Pelikan
                  Vertriebgsellschaft mbH & Co., Pelikan GmbH and Nu-kote
                  Holding, Inc.

  10.19           Amendment to Non-Competition Agreement, dated September 30,
                  1999 between Nu-kote Holding, Inc., Pelikan Produktion AG,
                  Grief-Werke GmbH, Pelikan Scotland Ltd., and Pelikan Holding
                  AG

  10.20           Credit and Security Agreement By and Between Norwest Business
                  Credit, Inc. and Nu-kote Holding, Inc., Nu-kote Imperial,
                  Ltd., Nu-kote International, Inc., International Communication
                  Materials, Inc., Future Graphics, Inc. and Nu-kote Latin
                  America, Inc. dated December 14, 1998.


-----------       -----------------------------------------------------------------------------        ------------
EXHIBIT                                                                                                SEQUENTIAL
   NO.                                            DESCRIPTION                                           PAGE NO.
-----------       -----------------------------------------------------------------------------        ------------

  10.21           First Amendment to Credit and Security Agreement By and
                  Between Norwest Business Credit, Inc. and Nu-kote Holding,
                  Inc., Nu-kote Imperial, Ltd., Nu-kote International, Inc.,
                  International Communication Materials, Inc., Future Graphics,
                  Inc. and Nu-kote Latin America, Inc. dated September 15,1999.

  10.22 Retention Agreements between Nu-kote Holding, Inc. and various key employees, including C. Ronald Baiocchi, Phillip L.
                  Theodore, Ian Elliott, Michael V. Ducey, Faxon Learner, Gerald
                  Gigliotti, and Cindy Hutchins dated June 10, 1999.

  10.23           Consulting Agreement, dated December 10,1997, between Glass &
                  Associates and Nu-kote Holding, Inc.

    18 Preferability letter dated January 7, 2000 from KPMG LLP regarding change in accounting principle

   21.1           Subsidiaries of Holding.

   23.1           Consent of KPMG LLP

   23.2           Consent of PricewaterhouseCoopers LLP

    27            Financial Data Schedule

   99.1           Disclosure Statement for Joint Plan of Reorganization for
                  Nu-kote dated November 30, 1999

   99.2           Second Amended Disclosure Statement for Second Amended Joint
                  Plan of Reorganization dated March 2, 2000

----------------------------

(b) The Registrant filed no reports on Form 8-K during the quarterly period ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 19, 2000
                                     NU-KOTE HOLDING, INC.

                                     By:    /s/  PATRICK E. HOWARD
                                          ------------------------------------
                                          Patrick E. Howard
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons in the capacities and on the dates indicated have signed this Report.

             SIGNATURE                                         TITLE                                 DATE
             ---------                                         -----                                 ----
       /s/ PATRICK E. HOWARD              President, Chief Executive Officer, and Director      April 19, 2000
-------------------------------------
         Patrick E. Howard

         /s/ JOHN P. ROCHON               Director                                              April 19, 2000
-------------------------------------
           John P. Rochon

      /s/ PHILLIP L. THEODORE             Senior Vice President - Chief Financial               April 19, 2000
-------------------------------------     Officer/Treasurer/Assistant Secretary/
        Phillip L. Theodore               Principal Accounting Officer/ Principal
                                          Financial Officer

                              INDEX TO CONSOLIDATED

                              FINANCIAL STATEMENTS

                                                                              Pages
                                                                          -----------
Independent Auditors' Report ...........................................      F-2

Report of Independent Accountants ......................................      F-3

Consolidated Balance Sheets at March 31, 1999 and 1998 .................      F-4

Consolidated Statements of Operations for the Years Ended
March 31, 1999, 1998 and 1997 ..........................................      F-5

Consolidated Statements of Changes in Shareholders' Equity (Deficit) and
Comprehensive Income (Loss) for the Years Ended
March 31, 1999, 1998 and 1997 ..........................................      F-6


Consolidated Statements of Cash Flows for the Years Ended
March 31, 1999, 1998 and 1997 ..........................................      F-7

Notes to Consolidated Financial Statements .............................      F-8 - F-40


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Nu-kote Holding, Inc.:

We have audited the accompanying consolidated balance sheets of Nu-kote Holding, Inc. and subsidiaries as of March 31, 1999 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nu-kote Holding, Inc. and subsidiaries as of March 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2, on November 6, 1998, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to shareholder amounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, is operating under the protection of Chapter 11 of the U.S. Bankruptcy Code, has material uncertainties related to pending litigation and other claims and has a shareholders' deficit. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, the Company changed its inventory valuation method from the lower of cost on a last-in, first-out basis or market, to the lower of cost, on a first-in, first-out basis or market. The change has been applied retroactively by restating the consolidated financial statements for prior years.


                                             KPMG LLP

Nashville, Tennessee
January 7, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Nu-kote Holding, Inc.:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, cash flows and changes in shareholders' equity (deficit) prior to (1) the restatement for the change in accounting for inventories from the last-in, first-out method to the first-in, first-out method and (2) the additional disclosures and reclassifications made for the adoption of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employer's Disclosure about Pension and Other Postretirement Benefits" (not separately presented herein), present fairly, in all material respects, the financial position, results of operations and cash flows of Nu-kote Holding, Inc. and its subsidiaries as of and for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Nu-kote Holding, Inc. and its subsidiaries for any period subsequent to March 31, 1998 nor have we examined any adjustments, additional disclosures and reclassifications applied to the fiscal 1998 and 1997 consolidated financial statements.

The aforementioned consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring operating losses, violated certain financial covenants related to its bank indebtedness, has had recurring net cash outflows from operations, has negative working capital and a shareholders' deficit. In addition, the Company's credit facilities expire January 4, 1999 and there is no assurance that the facilities will be extended or that alternative financing can be obtained. All of these matters raise substantial doubt about the Company's ability to continue as a going concern. The aforementioned consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           PricewaterhouseCoopers LLP

Dallas, Texas
June 26, 1998

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1999 AND 1998

                                                                                                1999         1998
                                                                                             -----------   ---------
                                                                                             (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT PER SHARE DATA)
                                                      ASSETS

Current assets:
     Cash and cash equivalents ......................................................      $   7,272       $   9,488
     Accounts receivable less allowances of $5,542 and $5,473, respectively .........         37,127          46,412
     Receivables from related party .................................................          2,688           2,674
     Inventories, net ...............................................................         47,310          68,124
     Prepaid expenses ...............................................................          5,128           6,907
     Deferred income taxes ..........................................................             --           3,457
                                                                                           ---------       ---------
       Total current assets .........................................................         99,525         137,062
Property, plant and equipment, net ..................................................         46,032          66,652
Other assets and deferred charges, net ..............................................          3,856           4,344
Assets held for sale ................................................................            431           1,806
Intangibles, net ....................................................................          2,605          12,712
                                                                                           ---------       ---------
       Total assets .................................................................      $ 152,449       $ 222,576
                                                                                           =========       =========

                                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     DIP facility advances ..........................................................      $   1,445       $      --
     Bank loans and current portion of long-term debt ...............................         43,579         142,009
     Accounts payable ...............................................................         20,816          40,730
     Compensation related liabilities ...............................................          3,537           8,031
     Other current liabilities ......................................................          5,020          29,357
                                                                                           ---------       ---------
       Total current liabilities ....................................................         74,397         220,127
Pre-petition liabilities subject to compromise ......................................        129,339              --
Long-term debt, net of current portion ..............................................             --             760
Other liabilities ...................................................................          8,842           7,079
Deferred income taxes ...............................................................          5,485           9,265
                                                                                           ---------       ---------
       Total liabilities ............................................................        218,063         237,231
                                                                                           ---------       ---------
Shareholders' deficit:
     Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued .....             --              --
     Class A common stock, $.01 par value, 40,000,000 shares authorized;
       22,325,302 shares issued and 21,775,302 shares outstanding ...................            223             223
     Class B common stock, $.01 par value, 15,000,000 shares authorized;  none issued             --              --
     Additional paid-in capital .....................................................         94,110          92,610
     Accumulated deficit ............................................................       (149,476)        (94,504)
     Accumulated other comprehensive income:
         Foreign currency translation adjustments ...................................         (8,202)        (10,349)
         Excess pension liability ...................................................         (2,043)         (2,409)
     Treasury stock, 550,000 shares at cost .........................................           (226)           (226)
                                                                                           ---------       ---------
       Total shareholders' deficit ..................................................        (65,614)        (14,655)
                                                                                           =========       =========
     Commitments and contingencies (Notes 3, 10, 11, 14, 15,  and 16) ...............             --              --
                                                                                           ---------       ---------
       Total liabilities and shareholders' deficit ..................................      $ 152,449       $ 222,576
                                                                                           =========       =========


          See accompanying notes to consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                              1999            1998           1997
                                                                         --------------- --------------- --------------
                                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales .....................................................      $    240,529       $    295,703       $    342,302
Cost of sales .................................................           204,991            252,888            283,422
                                                                     ------------       ------------       ------------
      Gross margin ............................................            35,538             42,815             58,880
Selling, general and administrative expenses ..................            53,928             59,756             66,602
Research and development expenses .............................             5,609              6,645              9,646
Other operating expenses ......................................                --                 --              1,064
Provisions for loss on sales of businesses ....................               911              4,061                 --
Impairment of assets ..........................................             7,967                 --                 --
Restructuring expense .........................................             8,785              3,349             15,139
                                                                     ------------       ------------       ------------
      Operating loss ..........................................           (41,662)           (30,996)           (33,571)
Interest expense, net (fiscal 1999 contractual interest $14,802)           11,158             15,474              8,444
Other expense items, net ......................................             1,269              1,296                714
                                                                     ------------       ------------       ------------
      Loss before reorganization items, income taxes and
      extraordinary item ......................................           (54,089)           (47,766)           (42,729)
Reorganization items ..........................................             1,398                 --                 --
                                                                     ------------       ------------       ------------
      Loss before income taxes and extraordinary item .........           (55,487)           (47,766)           (42,729)
Provision (benefit) for income taxes ..........................              (515)              (329)             5,201
                                                                     ------------       ------------       ------------
      Loss before extraordinary item ..........................           (54,972)           (47,437)           (47,930)
Extraordinary loss from early extinguishment of indebtedness ..                --             (2,550)                --
                                                                     ------------       ------------       ------------
Net loss ......................................................      $    (54,972)      $    (49,987)      $    (47,930)
                                                                     ============       ============       ============
Net loss per share of common stock (basic and diluted):

      Loss before extraordinary item ..........................      $      (2.52)      $      (2.18)      $      (2.20)
      Extraordinary loss ......................................                --              (0.12)                --
                                                                     ------------       ------------       ------------
      Net loss ................................................      $      (2.52)      $      (2.30)      $      (2.20)
                                                                     ------------       ------------       ------------
Weighted average shares outstanding ...........................        21,775,302         21,775,302         21,770,445
                                                                     ============       ============       ============


          See accompanying notes to consolidated financial statements.

                    NU-KOTE HOLDINGS, INC. AND SUBSIDIARIES
                         (DEBTOR-IN-POSSESSION-NOTE 2)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                        AND COMPREHENSIVE INCOME (LOSS)
               FOR THE YEARS ENDED MARCH 31, 1999, 1998, AND 1997

                                                                               COMMON STOCK
                                               SHARES                  -----------------------------    ACCUMULATED      RETAINED
                                 -----------------------------------           ADDITIONAL                  OTHER         EARNINGS
                                              HELD IN                   PAR     PAID-IN     TREASURY   COMPREHENSIVE   (ACCUMULATED
                                   ISSUED     TREASURY   OUTSTANDING   VALUE    CAPITAL      STOCK     INCOME (LOSS)     DEFICIT)
                                 ----------   --------   -----------   -----   ----------   --------   -------------   ------------
Balance at March 31, 1999 as
 previously reported...........  22,292,008   (550,000)  21,742,008    $223     $91,178      $(226)      $    692       $  13,042
Adjustment for the cumulative
 effect on prior years of
 retroactively applying the
 change in inventory valuation
 from LIFO to FIFO.............          --         --           --      --          --         --             --          (9,629)
Balance at March 31, 1996, as
 restated......................  22,292,008   (550,000)  21,742,008     223      91,178       (226)           692           3,413
 Comprehensive income:
   Net loss....................          --         --           --      --          --         --             --         (47,930)
   Translation adjustments.....          --         --           --      --          --         --         (6,256)             --
     Total comprehensive
       loss....................
 Exercise of common stock
   options.....................      33,294         --       33,294      --         427         --             --              --
                                 ----------   --------   ----------    ----     -------      -----       --------       ---------
Balance at March 31, 1997......  22,325,302   (550,000)  21,775,302     223      91,605       (226)        (5,564)        (44,517)
 Comprehensive income:
   Net loss....................          --         --           --      --          --         --             --         (49,987)
   Translation adjustments.....          --         --           --      --          --         --         (4,785)             --
   Excess pension liability....          --         --           --      --          --         --         (2,409)             --
     Total comprehensive
       loss....................
 Issuance of stock warrants....          --         --           --      --       1,005         --             --              --
                                 ----------   --------   ----------    ----     -------      -----       --------       ---------
Balance at March 31, 1998......  22,325,302   (550,000)  21,775,302     223      92,610       (226)       (12,758)        (94,504)
 Comprehensive income:
   Net loss....................          --         --           --      --          --         --             --         (54,972)
   Translation adjustments.....          --         --           --      --          --         --          2,147              --
   Excess pension liability....          --         --           --      --          --         --            366              --
     Total comprehensive
       loss....................
 Reversal of registration
   rights expense accrual
   (note 2)....................          --         --           --      --       1,500         --             --              --
                                 ----------   --------   ----------    ----     -------      -----       --------       ---------
Balance at March 31, 1999......  22,325,302   (550,000)  21,775,302    $223     $94,110      $(226)      $(10,245)      $(149,476)
                                 ==========   ========   ==========    ====     =======      =====       ========       =========


                                      TOTAL
                                  SHAREHOLDERS'
                                 EQUITY (DEFICIT)
                                 ----------------
Balance at March 31, 1999 as
 previously reported...........      $104,909
Adjustment for the cumulative
 effect on prior years of
 retroactively applying the
 change in inventory valuation
 from LIFO to FIFO.............        (9,629)
Balance at March 31, 1996, as
 restated......................        95,280
 Comprehensive income:
   Net loss....................       (47,930)
   Translation adjustments.....        (6,256)
                                     --------
     Total comprehensive
       loss....................       (54,186)
 Exercise of common stock
   options.....................           427
                                     --------
Balance at March 31, 1997......        41,521
 Comprehensive income:
   Net loss....................       (49,987)
   Translation adjustments.....        (4,785)
   Excess pension liability....        (2,409)
                                     --------
     Total comprehensive
       loss....................       (57,181)
 Issuance of stock warrants....         1,005
                                     --------
Balance at March 31, 1998......       (14,655)
 Comprehensive income:
   Net loss....................       (54,972)
   Translation adjustments.....         2,147
   Excess pension liability....           366
                                     --------
     Total comprehensive
       loss....................       (52,459)
 Reversal of registration
   rights expense accrual
   (note 2)....................         1,500
                                     --------
Balance at March 31, 1999......      $(65,614)
                                     ========

          See accompanying notes to consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                               1999          1998          1997
                                                                            ------------  ------------  ------------
                                                                                    (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
   Net loss ..................................................................   $(54,972)   $(49,987)   $(47,930)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Extraordinary loss from early extinguishment of debt .................         --       2,550          --
        Inventory provisions and other write-offs ............................      8,503       5,488      11,454
        Provision for loss on sales of businesses ............................        911       4,061          --
        Foreign exchange (gains) losses ......................................         --         181        (417)
        Impairment losses ....................................................      7,967          --          --
        Depreciation and amortization ........................................      9,809      15,183      13,545
        Provisions for bad debts .............................................      1,517       2,740       1,786
        Deferred income tax and changes in tax valuation allowances ..........       (515)        405       6,219
        Tax benefit from exercise of stock options ...........................         --          --          91
        Restructuring provisions .............................................      7,675       1,327       8,567
        Other ................................................................      3,846      (2,303)     (2,387)
   Changes in operating assets and liabilities:
     Accounts receivable .....................................................      4,042      16,245      14,978
     Inventories .............................................................     14,114       8,355       5,455
     Prepaid expenses ........................................................      1,721       3,409      (1,706)
     Accounts payable ........................................................     (2,011)     (5,853)      4,511
     Compensation related liabilities ........................................     (1,530)      1,839      (5,622)
     Other accrued liabilities ...............................................     (1,326)     (5,940)     (8,177)
       Cash paid for restructuring costs .....................................     (1,440)     (3,459)     (5,287)
                                                                                 --------    --------    --------
     Net cash used in operating activities ...................................     (1,689)     (5,759)     (4,920)
                                                                                 --------    --------    --------
Cash flows from investing activities:
     Purchase of property, plant and equipment ...............................     (5,409)     (5,629)    (12,283)
     Sales of property, plant and equipment ..................................      5,826       3,081         996
                                                                                 --------    --------    --------
       Net cash provided by (used in) investing activities ...................        417      (2,548)    (11,287)
                                                                                 --------    --------    --------
Cash flows from financing activities:
     DIP facility advances ...................................................      1,445          --          --
     Borrowings on long-term debt and other loans ............................        500      21,626      97,032
     Payments on long-term debt and other loans ..............................     (4,110)    (12,410)    (73,541)
     Payments of financing costs .............................................         --      (2,559)         --
     Exercise of stock options ...............................................         --          --         337
                                                                                 --------    --------    --------
       Net cash provided by (used in) financing activities ...................     (2,165)      6,657      23,828
                                                                                 --------    --------    --------
Effect of exchange rate changes on cash ......................................      1,221      (1,137)     (1,886)
                                                                                 --------    --------    --------
Net decrease in cash .........................................................     (2,216)     (2,787)      5,735
Cash and cash equivalents at beginning of year ...............................      9,488      12,275       6,540
                                                                                 --------    --------    --------
Cash and cash equivalents at end of year .....................................   $  7,272    $  9,488    $ 12,275
                                                                                 ========    ========    ========
Supplementary disclosure of cash flow information:
      Cash paid during the year for interest .................................   $  5,590    $ 14,690    $  7,276
      Cash paid during the year for income taxes .............................         --         359       1,978
      Cash paid for debt issuance costs ......................................      1,753       2,582         781
Excluded from the consolidated statements of cash flows was the effect on non-cash financing activities of the following various items:
      Issuance of stock warrants .............................................   $     --    $  1,005    $     --
      Elimination of certain financing obligations related to the registration
        of restricted shares and the issuance of debt ........................      4,250          --          --

          See accompanying notes to consolidated financial statements.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

2.       PETITION FOR REORGANIZATION UNDER CHAPTER 11

         On November 6, 1998, (the "Petition Date"), Nu-kote and its U.S. operating subsidiaries filed voluntary petitions for protection under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Proceedings") in the United States Bankruptcy Court in the Middle District of Tennessee in Nashville (the "Bankruptcy Court") (Case No. 398-10600) and began operating its businesses as debtors-in-possession ("DIP") under the supervision of the Bankruptcy Court. The Bankruptcy Proceedings primarily relate to all U.S. assets and operations and did not include the Company's European subsidiaries. The Bankruptcy Proceedings are being jointly administered by the existing directors and officers of the Company in the ordinary course of business and under the supervision of the Bankruptcy Court. Condensed consolidating financial information for the entities included in the Bankruptcy Proceedings is presented in Note 13.

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

         Under the Bankruptcy Proceedings, substantially all claims against Nu-kote and its U.S. operating subsidiaries, prior to the petition date, are subject to the automatic stay provision under the Bankruptcy Code while the Company continues business operations as a DIP. Additionally, all litigation and actions by creditors to collect claims existing at the Petition Date are stayed, without specific Bankruptcy Court authorization to pay such claims. The Company had received authorization, pursuant to first day orders, to pay certain claims related to wages, salaries, benefits, expense reports, and other claims. As a debtor-in-possession, the Company has the right, subject to Bankruptcy court approval, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Bankruptcy

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

2.       PETITION FOR REORGANIZATION UNDER CHAPTER 11 (CONTINUED)

Proceedings. Additionally, the Company has also received approval from the Bankruptcy Court to use the Company's current cash management system and the retention of certain legal and financial professionals.

         Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other executory pre-petition contracts, subject to Bankruptcy Court review. The Company cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting leases or from the filing of claims for any rejected contracts, and no provisions have been made for these items.

         In 1995, the Company provided registration rights to a shareholder who acquired common stock in connection with a private placement. The Company estimated the costs of registering such shares at $1.5 million, which had been accrued and charged to additional paid-in-capital. In connection with the Company's Bankruptcy Proceedings, the Company has terminated the registration rights with this shareholder. As discussed in Note 22, the Company's Joint Plan of Reorganization specifies the extinguishment of the existing common shares of Nu-kote. Accordingly, the accrued registration costs have been reversed with a corresponding credit to additional paid-in-capital.

         The Company obtained DIP financing from Norwest Business Credit, Inc., providing for a $7,500 DIP Credit Facility (the "DIP Facility") which was approved by the Bankruptcy Court on December 17, 1998. This DIP Facility is in the form of a line of credit which will help fund the Company's working capital requirements as it reorganizes under the Bankruptcy Code (see Note 10). The DIP facility and the Company's bankruptcy status restrict the Company from declaring or paying dividends.

         On March 2, 2000, Nu-kote, its secured lenders and the official committees for Nu-kote's unsecured creditors filed a Joint Plan of Reorganization for Nu-kote (the "Plan") and a Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization for Nu-kote (the "Disclosure Statement"). See Note 22 for further discussion of the Joint Plan of Reorganization filed on March 2, 2000.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The consolidated financial statements have been prepared on a going concern basis. The Company has experienced recurring net losses applicable to common shares of $54,972, $49,987 and $47,930 during the years ended March 31, 1999, 1998 and 1997 respectively. The Company is operating under the protection of Chapter 11 of the U.S. Bankruptcy Code and has material uncertainties related to pending litigation and other claims. Additionally, as a result of market conditions and increased competition, the Company may suffer a significant net loss applicable to common shares in the year ended March 31, 2000. Market conditions and their effect on the Company's liquidity may restrict the Company's use of cash. These matters raise substantial doubt about the entity's ability to continue as a going concern. The Company's continued existence is dependent upon several factors including confirmation of the Joint Plan of Reorganization, successful resolution of pending litigation and the ability to continue to conduct business in the non-impact products market.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Nu-kote and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

REVENUE RECOGNITION

         The Company recognizes revenue from product sales upon shipment, if terms are F.O.B. shipping point or upon delivery, if terms are F.O.B. destination point. The majority of the Company's sales are F.O.B. shipping point. The Company estimates and records provisions for cash discounts, quantity rebates, sales returns, allowances and original warranties in the period the sale is reported, based on its experience.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity date at time of purchase of three months or less to be cash equivalents. The Company had no cash equivalents as of March 31, 1999 or March 31, 1998.

INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method of accounting to determine cost. During fiscal 1999, the Company changed its inventory valuation method from the lower of cost on a last-in, first-out ("LIFO") basis or market, to the lower of cost, on a first-in, first-out ("FIFO") basis or market. The change has been applied retroactively by restating the financial statements for prior years. There have been declines in the price of raw materials utilized by the Company and these declines in prices would create LIFO liquidations resulting in a poor matching of current costs with current revenues. As a result, the Company believes that the FIFO method is preferable as it will provide a more appropriate and consistent matching of costs against revenues and will provide a financial statement reader with more appropriate information. The cumulative effect of the change (reported as a decrease in retained earnings as of April 1, 1996) of $9,629 represents the effect on net earnings of the reversal of the LIFO reserve at that date. The effect of this accounting change on net earnings as previously reported for the years ended March 31, 1998 and 1997 is as follows:


                                                                  1998                1997
                                                              --------------     ---------------
Net loss before extraordinary item and cumulative
   effect of accounting change as previously reported              $(49,817)          $(49,652)
Effect of accounting change, net of income taxes                      2,380              1,722
                                                             --------------    ---------------
            As restated                                            $(47,437)          $(47,930)
                                                             ==============    ===============
Per share amounts as previously reported                             $(2.28)            $(2.28)
Effect of accounting change, net of income taxes                       0.10               0.08
                                                             --------------    ---------------
            As restated                                              $(2.18)            $(2.20)
                                                             ==============    ===============
Net loss as previously reported                                    $(52,367)          $(49,652)
Effect of accounting change, net of income taxes                      2,380              1,722
                                                             --------------    ---------------
            As restated                                            $(49,987)          $(47,930)
                                                             ==============    ===============
Per share amounts as previously reported                             $(2.40)            $(2.28)
Effect of accounting change, net of income taxes                       0.10               0.08
                                                             --------------    ---------------
            As restated                                              $(2.30)            $(2.20)
                                                             ==============    ===============

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are carried at cost and depreciated using the straight-line method over the estimated useful lives of the assets (33 years for building and improvements and 3 to 10 years for machinery and equipment). Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the terms of the lease.

FINANCIAL INSTRUMENTS

         The carrying value of investments in cash, cash equivalents, receivables and obligations under accounts payable are reported in the balance sheet at approximately fair value because of the short maturity of these financial instruments. Pre-petition liabilities subject to compromise are reported at the amounts expected to be allowed by the Bankruptcy Court, even though amounts may not be paid in full. The Company's debt is variable rate, which approximates market rates and whose carrying value approximates fair value.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

INTANGIBLES

         Goodwill arose from the excess of cost over the fair value of the net underlying assets of International Communications Materials, Inc. ("ICMI") and Future Graphics, Inc. ("Future Graphics"). Covenant-not-to-compete agreements had been entered into with sellers and key employees of businesses acquired. The unamortized goodwill associated with the ICMI transaction was written off in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," during the year ended March 31, 1999 (See Note 8). As discussed in Note 8, a technology license acquired as part of the acquisition of certain assets of Jarfalla Industry Competence Center, AB, was written off upon the sale of the Company's modular ink subsidiary in Sweden on March 31, 1999. Additionally, the unamortized goodwill associated with the acquisition of Future Graphics, Inc. was written off upon the sale of the components division on December 31, 1997. A trademark license was acquired in connection with the Pelikan Hardcopy Division acquisition and remains in effect for 50 years. The license was amended in connection with the sale of substantially all of the Company's European operations. See note 4. The trademark license related to the North American Operations was written-off during the year ended March 31, 1999 (See Note 8).

         All intangibles are being amortized on the straight-line method over the lesser of their estimated life or contract term, but not in excess of forty years. The Company evaluates any possibility of impairment of intangibles using estimates of undiscounted cash flows of the related investment. An impairment provision is made at the time that projected future undiscounted cash flows of the related investment are less than the carrying value of the intangible asset. The primary indicators of recoverability

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

are current or forecasted profitability of the related operations, measured as profit before interest and amortization of the related intangible assets compared to their carrying value.

FOREIGN CURRENCY TRANSLATION

         The local currency is the functional currency for substantially all of Nu-kote's foreign subsidiaries. Therefore, all assets and liabilities of the foreign subsidiaries are translated at exchange rates in effect at the balance sheet dates. Translation gains and losses are not included in determining net income or loss, but are accumulated in a separate component of shareholders' deficit as other comprehensive income. Foreign currency transaction gains and losses are included in determining net income or loss, and amounted to losses of $572 and $181 in fiscal 1999 and 1998, respectively and gains of $417 in fiscal 1997.

FOREIGN CURRENCY HEDGING

         The Company operates internationally, giving rise to market risks from changes in foreign exchange rates. The Company had utilized derivative financial instruments to reduce those risks, and does not hold or issue financial instruments for trading purposes. The Company enters into various types of foreign exchange contracts in managing its foreign exchange risk. Forward contracts and purchased options are used to hedge foreign currency risks, primarily with respect to accounts receivable and accounts payable. These instruments generally have terms of three months or less. Gains and losses receiving hedge accounting treatment are recognized in earnings in the same period as the underlying hedged transactions. As of March 31, 1999, 1998 and 1997, there were no open forward contracts or outstanding options. During fiscal 1998 and 1997 hedging transactions resulted in losses amounting to $29 and $1,397, respectively, and are included in foreign currency transaction gains and losses. The Company was not involved in any foreign currency hedging activities during the year ended March 31, 1999.

INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ADVERTISING COSTS

         Advertising costs are expensed as incurred. Advertising costs expensed were approximately $2,260, $3,046, and $5,134 during fiscal 1999, 1998 and 1997, respectively.

NET INCOME (LOSS) PER SHARE OF COMMON STOCK

         During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. All per share data presented for prior years and periods has been restated to reflect the adoption of the statement. Due to the Company's stock price causing its stock options to be antidilutive, dilutive securities are excluded from the calculation of earnings per share ("EPS") and, therefore, basic and dilutive EPS calculations are the same. Shares excluded from such calculation that related to potentially dilutive securities amounted to 2,566,888, 2,849,364, and 1,923,463 for the years ended March 31, 1999, 1998, and

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

1997, respectively. Prospectively, the number of shares utilized in the calculation of EPS could change significantly based upon the various plans of reorganization presented to the Bankruptcy court.

ENVIRONMENTAL REMEDIATION COSTS

         Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries from third parties are separately recorded and are not offset against the related environmental liability, in accordance with Financial Accounting Standards Board Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts.

         Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environment remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

USE OF ESTIMATES

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1999 presentation.

NEW ACCOUNTING STANDARDS

         In fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and excess pension liabilities as presented in the consolidated statement of changes in shareholders' equity (deficit) and comprehensive income (loss). The adoption of SFAS No. 130 had no impact on total shareholders' deficit or net loss.

         In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No.
14. SFAS No. 131 requires the Company to report segment information based on the "management," or "operating segment", approach rather than the "industry segment" approach required under SFAS No. 14. Additionally, SFAS No. 131 requires disclosures about the Company's products and services, geographic areas and major customers. The adoption of SFAS No. 131 had no impact on the results of operations or financial position of the Company.

         In fiscal 1999, the Company adopted SFAS No. 132, "Employer's Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 revises employer's disclosures about pension and other postretirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

         During 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivatives and Hedging Activity." SFAS No. 133, as amended by SFAS No. 137, is effective for

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management of the Company anticipates that the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998 (Fiscal 2000 for the Company). SOP 98-1 provides guidance for accounting for the costs of computer software developed or obtained for internal use. Management of the Company anticipates that the adoption of SOP 98-1 will not have a significant effect on the Company's results of operations or its financial position.

4.       SALES OF BUSINESSES

         Subsequent to the close of the current fiscal year, on September 30, 1999, Nu-kote International, Inc., a wholly owned subsidiary of the Company, sold certain of its subsidiaries to Pelikan Hardcopy Europe Limited ("Pelikan"), a Scottish corporation (the "Pelikan Disposition"). The subsidiaries sold include Pelikan Productions A.G., Pelikan Scotland Limited, Greif-Werke GmbH, Pelikan Hardcopy Asia Pacific Limited, and Dongguan Pelikan Hardcopy Limited ("Pelikan Subsidiaries"). See Note 22 for further discussion of the Pelikan Disposition.

         As part of its ongoing corporate restructuring, on March 31, 1999, the Company sold Modular Ink Technology Stockholm AB, one of its indirect subsidiaries, to Xaar PLC. The consideration for the sale was $4,700 in cash and the forgiveness of royalties owed to Xaar of approximately $800. As part of the transaction, the Company also assigned certain trademarks and rights in the Company's counterclaim brought against Spectra, Inc. in litigation which is pending in federal district court. A loss of $1,373 was recognized on the sale during the fiscal year ended March 31, 1999. Additionally, on April 1, 1998, the Company sold its Columbian subsidiary, Nu-kote de Columbia, to local management, recognizing a gain of $462 during the first quarter of fiscal 1999. Both of the sold subsidiaries' financial statements were immaterial to the consolidated financial statements.

         The Company sold the assets of the components division of Future Graphics, Inc. on December 31, 1997, for approximately $3,700 in a combination of cash and assumed liabilities. The division was sold as part of the Company's continuing effort to exit non-core businesses. The sale of the components division resulted in a loss of $4,061, which includes the write-off of $2,826 of related unamortized goodwill.

5.       INVENTORIES

         Inventories are valued at the lower of cost or market using the first-in, first-out method and consist of the following at March 31:

                                        1999       1998
                                     ---------   --------
         Raw materials ...........   $ 23,932    $ 36,775
         Work-in-process .........      9,107      11,516
         Finished goods ..........     23,572      32,417
                                     --------    --------
                                       56,611      80,708
         Less:  Inventory reserves     (9,301)    (12,584)
                                     --------    --------
               Total .............   $ 47,310    $ 68,124
                                     ========    ========

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost and consist of the following at March 31:

                                                                                1999         1998
                                                                            ------------  ------------
         Land ............................................................   $   3,950    $   4,312
         Buildings and improvements ......................................      16,279       19,413
         Machinery and equipment .........................................      60,802       80,194
                                                                             ---------    ---------
                                                                                81,031      103,919

         Less: accumulated depreciation ..................................     (34,999)     (37,267)
                                                                             ---------    ---------
                Total ....................................................   $  46,032    $  66,652
                                                                             =========    =========


         Depreciation expense amounted to $8,350, $10,620, and $10,662 in fiscal 1999, 1998 and 1997, respectively.

         In connection with the restructuring of the Company's business (See
Note 20), the Company is selling certain of its property, plant and equipment. The aggregate net book value of facilities held for sale is $431 and $1,806 at March 31, 1999 and 1998, respectively, and has been excluded from property, plant and equipment and included in assets held for sale.

7.       ASSETS HELD FOR SALE

         During the fiscal year, the Company made the decision to begin outsourcing certain of the manufacturing of its aftermarket ribbon products. Consequently, at March 31, 1999 various assets related to aftermarket ribbon production were no longer in service and the carrying value of the assets was reduced to fair value based on the estimated selling price less costs to sell. A loss of $6,891 was included in the impairment of assets in the consolidated statement of operations. Additionally, the Company has elected to sell a warehouse used by ICMI. At March 31, 1999, the warehouse was no longer in use and the carrying value of the asset was reduced to fair value based on the estimated selling price less costs to sell. This resulted in a loss of $298 which is included in the impairment of assets in the consolidated statement of operations. Assets held for sale consisted of property, plant, and equipment at March 31, 1999 and were included in domestic assets.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


8.       INTANGIBLE ASSETS

         Intangible assets consist of amounts allocated as a result of purchases of existing businesses and are summarized as follows:

                                                                       MARCH 31,
                                               AMOTYIZATION     ------------------------
                                                  PERIOD           1999         1998
                                             ---------------    -----------  -----------

         Goodwill .....................        20 years           $     --         $  6,184
         Covenants-not-to-compete .....        3 - 5 years              --            4,556
         Trademark ....................        40 years              3,637            6,869
         Technology license ...........        8 years                  --            1,272
                                                                  --------         --------
                                                                     3,637           18,881
         Less: accumulated amortization                             (1,032)          (6,169)
                                                                  --------         --------
         Total ........................                           $  2,605         $ 12,712
                                                                  ========         ========

         Covenant-not-to-compete agreements were recorded at their net present value using estimated discount rates of 7% and 16%. The trademark, which was acquired in connection with the Pelikan acquisition, has been recorded at its estimated value based upon royalty rates charged for its use, discounted at an estimated rate of return of 35%. The technology license was recorded at its estimated fair value on the date of acquisition, which was based on forecasted discounted cash flows using a 16% discount rate.

         As a result of the Company's inability to achieve operating improvements, including product orders, (notably at its ICMI toner division), cost reductions and attraction and retention of critical personnel, the toner division continued operating at a loss in 1999. The Company calculated the expected cash flows of ICMI's product lines, which identified an impairment of its long-lived assets. Accordingly, in the fourth quarter of 1999, the Company recorded an impairment charge based on the present value of expected cash flows of $3,993 for the write-down of remaining goodwill recorded upon the acquisition of ICMI and impairments of property, plant and equipment as further discussed at
Note 20.

         The Company also recorded a $3,974 million impairment charge in 1999 to write off the value of the trademark and covenants-not-to-compete acquired in conjunction with the 1995 acquisition of Pelikan, related to the domestic operations. The Company calculated the present value of expected cash flows of sales of Pelikan products in North America to determine the impairment charge. As described in Note 4, the Company sold its Pelikan Subsidiaries effective September 30, 1999.

         In conjunction with the sale of MIT (See Note 4), the technology license associated with the subsidiary was written off. Included in the calculation of the gain on the sale of the subsidiary was the write off of this $1,272 asset, net of accumulated amortization of $584.

         During fiscal 1998, the Company determined that the liabilities established for certain employee termination and relocation costs to be incurred in connection with the Pelikan acquisition were $2,400 in excess of the amount required. Accordingly, the Company reduced the liability and trademarks by $2,400.

         As described in Note 4, the Company sold the components division of Future Graphics, Inc. As a result, the net unamortized goodwill associated with the original acquisition of Future Graphics, Inc., amounting to $2,826, was written off during fiscal 1998.

         Amortization expense amounted to $1,459, $1,532, $1,932 in fiscal 1999, 1998 and 1997, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


9.       PREPETITION LIABILITIES

         Prepetition liabilities subject to compromise at March 31, 1999 include the following:

         Accounts payable ...............        $ 18,611
         Compensation related liabilities           2,559
         Long-term debt .................          96,000
         Other long-term liabilities ....          12,169
                                                 --------
              Total .....................        $129,339
                                                 ========

10.      LONG-TERM DEBT

         Long-term debt of the Company consists of the following at March 31:

                                                          1999             1998
                                                      ------------     ------------
         Revolving lines of credit ............        $  43,579         $ 141,456
         Other items ..........................               --             1,313
                                                       ---------         ---------
                                                          43,579           142,769
         Less: current portion ................          (43,579)         (142,009)
                                                       ---------         ---------
         Long-term debt, net of current portion        $      --         $     760
                                                       =========         =========


         The filing of the petition under Chapter 11 of the Bankruptcy Code constituted default under the Company's Second Amended and Restated Credit Agreement, which provided revolving credit facilities comprised of a $96 million U.S. facility, a 50,000 CHF Swiss facility and a 6,275 (pound) U.K. facility.

         Amounts borrowed and outstanding under the U.S. facility have been classified for balance sheet presentation purposes as prepetition liabilities subject to compromise (see Note 9).

         On December 17, 1998, the Bankruptcy Court entered an order approving debtor-in-possession ("DIP") financing from Norwest Business Credit, Inc. which provides for a $7,500 DIP credit facility, in the form of a line of credit, from which revolving advances may be made on an as needed basis, not to exceed the Company's borrowing base (as defined) to help fund the Company's working capital requirements as it reorganizes under the Bankruptcy Code. The facility bears interest at a floating rate, which was 9.75% at March 31, 1999. The Company is responsible, under the DIP credit facility, for the payment of a minimum quarterly commitment fee of $50. The facility provides for various affirmative and negative covenants that among other things restrict indebtedness, liens, investments, dividend payments by the Company or its subsidiaries, sale or transfer of assets, suspension of business operations and consolidation or merger of the business. Various financial covenants also exist which include the maintenance of a minimum EBITDAR (as defined) and net income and a maximum number of days in inventory. Additionally, the Company was originally restricted to $400 of capital expenditures for the last four months of fiscal 1999, and to $300 per fiscal quarter thereafter. However, with an amendment which was approved by the Bankruptcy Court on October 28, 1999, the quarterly capital expenditure limitation was increased to $500. The facility is collateralized by substantially all of the assets of the Company and its U.S. subsidiaries.

              At March 31, 1999, the Company was in violation of various financial covenants, specifically, the maintenance of a minimum EBITDAR, net income, and capital expenditures. Waivers relative to these violations were obtained from the DIP creditors on September 15, 1999.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

10.      LONG-TERM DEBT (CONTINUED)

         Unamortized deferred loan costs related to the First Amended Agreement amounting to $2,550, were written off at the closing date and were reported as an extraordinary loss in the Company's fiscal 1998 financial statements.

         In conjunction with the Second Amended and Restated Credit Agreements entered into by the Company on July 31, 1997, its overseas facilities have various revolving lines of credit available. These revolving credit facilities are comprised of a 50,000 CHF Swiss facility and a 6,275 (pound) U.K. facility, both of which provide for multi-currency borrowings in U.S. dollars, Deutschmarks and Pounds Sterling up to certain limits, in addition to Swiss Francs and Pounds Sterling, respectively.

         The Swiss and U.K. facilities bear interest at LIBOR (as defined) plus 5%. At March 31, 1999 and 1998, the weighted average interest rate on the Swiss facility and U.K. facility was 7.6 % and 5.5%, respectively. The Swiss and U.K. facilities are guaranteed by Nu-Kote Holdings, Inc. and all of its significant U.S. subsidiaries. The facilities are collateralized by substantially all of the assets of the Company including the capital stock of all subsidiaries and intercompany advances.

         Borrowings under the revolving lines of credit at March 31, 1999 and 1998 and classified as current long-term debt are as follows:

                                                              1999                            1998
                                                    --------------------------      --------------------------
                                                       LOCAL                           LOCAL
                                                      CURRENCY      DOLLARS           CURRENCY      DOLLARS
                                                    -------------  -----------      -------------  -----------
              U.S. Facility.................           $    --      $    --            $  98,000   $   98,100
                                                         ========                        ========
              Swiss Facility................         CHF  50,000       34,194        CHF  50,000       32,832
                                                         ========                        ========
              U.K. Facility.................     (pound)   5,817        9,385    (pound)   6,275       10,524
                                                         ========  -----------           ========  -----------
                                                                    $  43,579                      $  141,456
                                                                   ===========                     ===========

11.      LEASES

         The Company has operating leases which expire at various dates through 2012 and, in some instances, the leases contain certain renewal privileges. Certain leases provide for escalation of the rentals primarily for increases in maintenance costs and property taxes.

         At March 31, 1999 minimum annual rental commitments under long-term, non-cancelable operating leases were as follows:

         2000........................   $ 2,468
         2001........................     2,253
         2002........................     1,767
         2003........................     1,299
         2004 and thereafter.........     6,565
                                        -------
                                        $14,352
                                        =======

         Total rental expense incurred in fiscal 1999, 1998 and 1997 was $4,961, $4,481, and $4,700 respectively. Under certain provisions of the U.S. Bankruptcy code, the Company has the right to reject executory contracts, which include leases, prior to final confirmation of the Plan of Reorganization, as described in Note 2.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.      INCOME TAXES

         Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

         Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at March 31, 1999 and 1998 are as follows:

                                                                       1999                        1998
                                                            ---------------------------  --------------------------
                                                             DEFERRED       DEFERRED      DEFERRED      DEFERRED
                                                                TAX            TAX           TAX           TAX
                                                              ASSETS       LIABILITIES     ASSETS      LIABILITIES
                                                            ------------   ------------  ------------  ------------
         Current:
             Reserves and accruals ........................      $  4,033       $    763      $  8,056       $    499
             Inventory basis difference ...................         2,895            622         1,729             --
             Other ........................................            --            531             2            727
                                                                 --------       --------      --------       --------
                                                                    6,928          1,916         9,787          1,226
             Less valuation allowance .....................        (6,928)            --        (6,632)            --
                                                                 --------       --------      --------       --------
               Subtotal - current .........................            --          1,916         3,155          1,226
                                                                 --------       --------      --------       --------
         Non-current:
             Net operating loss carryforwards .............        43,566             --        35,563             --
             Postretirement and benefits ..................         2,414            420         2,419            436
             Other basis differences principally related to
              property, plant equipment ...................         4,845          4,929         3,309          8,607
             Other ........................................             3            651            19            222
                                                                 --------       --------      --------       --------
                                                                   50,828          6,000        41,310          9,265
             Less valuation allowance .....................       (50,313)            --       (41,310)            --
                                                                 --------       --------      --------       --------
               Subtotal - non-current .....................           515          6,000            --          9,265
                                                                 --------       --------      --------       --------
               Total ......................................      $    515       $  7,916      $  3,155       $ 10,491
                                                                 ========       ========      ========       ========
         Net current asset ................................               $     --                   $  3,457
                                                                          ========                   ========
         Net current liability ............................               $  1,916                   $  1,528
                                                                          ========                   ========
         Net non-current liability ........................               $  5,485                   $  9,265
                                                                          ========                   ========

         The net current deferred tax liability of $1,916 and $1,528 is included in other accrued liabilities at March 31, 1999 and 1998, respectively.

         No U.S. provision for income taxes has been made for unremitted earnings of the Company's foreign subsidiaries as of March 31, 1999, in that the Company's foreign subsidiaries have accumulated losses.

         During fiscal 1999, 1998 and 1997 increases in the valuation allowances for all jurisdictions increased income tax provisions or reduced income tax benefits $9,299, $13,273 and $22,709, respectively.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.          INCOME TAXES (CONTINUED)

         The components of loss before income taxes and extraordinary item are as follows for fiscal years ended March 31:

                                 1999           1998          1997
                              ----------     ---------      --------
         Domestic ......      $(37,429)      $(37,091)      $(29,653)
         Foreign .......       (18,058)       (10,675)       (13,076)
                              --------       --------       --------
                              $(55,487)      $(47,766)      $(42,729)
                              ========       ========       ========

         The provisions (benefit) for income tax consist of the following for fiscal years ended March 31:

                                                                      1999         1998         1997
                                                                  -----------  -----------  -----------
         Current:
             Domestic ........................................      $    --          (771)      $    --
             Foreign .........................................           --            37        (1,109)
                                                                    -------       -------       -------
                                                                         --          (734)       (1,109)
                                                                    -------       -------       -------
         Deferred:
             Domestic ........................................           --            --         4,210
             Foreign .........................................         (515)          405          (954)
                                                                    -------       -------       -------
                                                                       (515)          405         3,256
                                                                    -------       -------       -------
         Change in beginning of the year valuation allowances:
             Credited directly to intangibles ................           --            --         2,996
             Debited to income tax expense ...................           --            --           228
         Utilization of foreign tax credits ..................           --            --          (261)
         Tax benefits from exercise of stock options credited
             to additional paid-in capital ...................           --            --            91
                                                                    -------       -------       -------
         Total provision (benefit) for income tax ............      $  (515)      $  (329)      $ 5,201
                                                                    =======       =======       =======

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

12.      INCOME TAXES (CONTINUED)

         The factors accounting for the difference between the total provision (benefit) for income taxes and the amount computed by applying the U.S. statutory income tax rate are as follows:

                                                                 1999          1998          1997
                                                             -------------  ------------  ------------
         Computed expected tax expense (benefit) based on
            U.S. rates ..................................      $(12,726)      $(12,611)      $(10,082)
         Changes in tax expense (benefit) resulting from:
            Amortization of goodwill ....................         1,464          1,111            165
            State income tax effect .....................            --            664            656
            Valuation allowance changes .................        11,976          8,854         13,406
            Other .......................................          (714)         1,211            156
                                                               --------       --------       --------
            Total provision (benefit) for U.S. income
              taxes .....................................            --           (771)         4,301
         Provision for foreign income taxes .............          (515)           442            900
                                                               --------       --------       --------
            Total provision (benefit) for income
              taxes .....................................      $   (515)      $   (329)      $  5,201
                                                               ========       ========       ========

         At March 31, 1999 the Company had domestic net operating loss carryforwards that amount to approximately $73,786 which begin to expire in 2010. Foreign net operating loss carryforwards amount to approximately $52,000.

         Should the Company have an "ownership change" as defined by the Internal Revenue Code of 1986, the Company's use of its domestic net operating loss carryforwards after such ownership change will be subject to an annual limitation. In addition, the domestic net operating loss carryforwards may be reduced due to the requirements of the Internal Revenue Code related to companies which experience debt discharge under the provisions of Title 11.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following condensed consolidating balance sheet as of March 31, 1999, and the condensed consolidating statements of operations and cash flows for the year then ended, are presented for those entities that are included in the Bankruptcy Proceedings and those that are not.

                      CONDENSED CONSOLIDATING BALANCE SHEET

                                                                         MARCH 31, 1999
                                            ------------------------------------------------------------------------
                                              DEBTOR-IN-
                                             POSSESSION
                                              ENTITIES           OTHER ENTITIES      ELIMINATIONS     CONSOLIDATED
                                            -----------------  ------------------  ---------------  ----------------
         Current assets ....................      $  37,074       $  62,451           $      --       $  99,525
         Intercompany accounts .............        380,233          11,778            (392,011)             --
         Property, plant and equipment, net          16,389          29,643                  --          46,032
         Other long-term assets ............          5,641           1,251                  --           6,892
         Investment in subsidiaries ........         13,719              --             (13,719)             --
                                                  ---------      ---------            ---------       ---------
              Total assets .................      $ 453,056       $ 105,123           $(405,730)      $ 152,449
                                                  =========      =========            =========       =========

         DIP facility advances .............      $   1,445       $      --           $      --       $   1,445
         Bank loans and current portion
            of long-term debt ..............             --          43,579                  --          43,579
         Other current liabilities .........           (799)         30,172                  --          29,373
                                                  ---------      ---------            ---------       ---------
         Total current liabilities .........            646          73,751                  --          74,397
                                                  ---------      ---------            ---------       ---------
         Inter-company accounts ............        386,029           5,982            (392,011)             --
         Other long-term liabilities .......          2,656          11,671                  --          14,327
         Pre-petition liabilities
            subject to compromise ..........        129,339              --                  --         129,339
                                                  ---------      ---------            ---------       ---------
               Total liabilities ...........        518,670          91,404            (392,011)        218,063
                                                  ---------      ---------            ---------       ---------
         Shareholders' equity (deficit) ....        (65,614)         13,719             (13,719)        (65,614)
                                                  ---------      ---------            ---------       ---------
              Total liabilities and
                shareholders' equity (deficit)    $ 453,056       $ 105,123           $(405,730)      $ 152,449
                                                  =========      =========            =========       =========


                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

13.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

                                                                          YEAR ENDED MARCH 31, 1999
                                                    ----------------------------------------------------------------
                                                      DEBTOR-IN-
                                                     POSSESSION
                                                      ENTITIES         OTHER ENTITIES  ELIMINATIONS   CONSOLIDATED
                                                     ----------------  -------------- --------------  ---------------
Net sales .......................................      $ 111,056       $ 129,473       $      --      $ 240,529
Cost of sales ...................................        101,954         103,037                        204,991
                                                       ---------       ---------       ---------      ---------
Gross margin ....................................          9,102          26,436              --         35,538
Selling, general and administrative
   and research and development expenses ........         21,851          37,686              --         59,537
Provision for (gain) loss on sale of business ...            (98)          1,009                            911
Impairment losses ...............................          7,967              --                          7,967
Restructuring expense ...........................          8,785              --              --          8,785
                                                       ---------       ---------       ---------      ---------
Operating loss ..................................        (29,403)        (12,259)             --        (41,662)
Interest expense ................................          8,649           2,509              --         11,158
Other expense items, net ........................         (2,021)          3,290              --          1,269
                                                       ---------       ---------       ---------      ---------
    Loss before reorganization items and income
      taxes .....................................        (36,031)        (18,058)             --        (54,089)
Reorganization items ............................          1,398              --              --          1,398
                                                       ---------       ---------       ---------      ---------
    Loss before income taxes ....................        (37,429)        (18,058)             --        (55,487)
Provision (benefit) for income taxes ............             --            (515)             --           (515)
                                                       ---------       ---------       ---------      ---------
    Net loss ....................................      $ (37,429)      $ (17,543)      $      --      $ (54,972)
                                                       =========       =========       =========      =========

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




13.     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                                                         FOR THE YEAR ENDED MARCH 31, 1999
                                                       -----------------------------------------------------------------------
                                                          DEBTOR-IN-
                                                          POSSESSION
                                                           ENTITIES        OTHER ENTITIES      ELIMINATIONS     CONSOLIDATED
                                                       -----------------  ----------------   ---------------  ----------------
Cash flows from operating activities:
   Net loss ........................................         $(37,430)         $(17,542)         $     --         $(54,972)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities ....           31,269             8,444                --           39,713
   Noncash items and changes in operating assets and
     liabilities ...................................            6,974             6,596                --           13,570
                                                             --------          --------          --------         --------
      Net cash provided by (used in) operating
        activities .................................              813            (2,502)               --           (1,689)
                                                             --------          --------          --------         --------
Cash flows from investing activities:

      Net capital expenditures .....................             (134)              551                --              417
                                                             --------          --------          --------         --------
      Net cash provided by (used in) investing
       activities ..................................             (134)              551                --              417
                                                             --------          --------          --------         --------
Cash flows from financing activities:

   Bank loans, (repayments) net ....................           (1,415)             (750)               --           (2,165)
                                                             --------          --------          --------         --------
      Net cash provided by (used in) financing
         activities ................................           (1,415)             (750)               --           (2,165)
                                                             --------          --------          --------         --------
Effect of exchange rate changes on cash ............               --             1,221                --            1,221
                                                             --------          --------          --------         --------
Net decrease in cash and cash equivalents ..........             (736)           (1,480)               --           (2,216)
Cash and cash equivalents at beginning of
   period ..........................................            3,951             5,537                --            9,488
                                                             --------          --------          --------         --------
Cash and cash equivalents at end of period .........         $  3,215          $  4,057                --         $  7,272
                                                             ========          ========          ========         ========

14.     CONTINGENCIES

BANKRUPTCY PROCEEDINGS

         On November 6, 1998 Nu-kote filed a voluntary petition for protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the Middle District of Tennessee, Nashville, Division (Case No. 98-10600-10606-KL3-11). Six subsidiaries of the Company, Nu-kote International, Inc., Future Graphics Inc., Nu-kote Imperial, Inc., Nu-kote Latin America, Inc., Nu-kote Imaging International, Inc. and International Communication Materials, Inc., also filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code on November 6, 1998 in the same court as Nu-kote. Nu-kote is managing its business as a debtor-in-possession under the supervision of the bankruptcy court.

         On March 2, 2000 Nu-kote, its secured lenders and the official committees for Nu-kote's unsecured creditors filed a Joint Plan of Reorganization for Nu-kote (the "Plan") and a Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization for Nu-kote (the "Disclosure Statement"). See Note 22 for further discussion of the Joint Plan of Reorganization filed on March 2, 2000. As part of the Plan, the existing stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stockholdings.

         On March 17, 2000 Nu-kote's secured lenders filed a motion to convert the case to a Chapter 7 proceeding. This motion was opposed by Nu-kote, and Richmont and Nu-kote's secured lenders have now reached an agreement in principle pursuant to which Richmont will purchase the debt, security interests and all claims held by the secured lenders. The agreement is subject to completion of final documentation which is still being drafted. Upon completion of the documentation, the motion to convert the case to a

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.     CONTINGENCIES (CONTINUED)

Chapter 7 proceeding will be withdrawn, and management of Nu-kote believes it will then be possible to confirm a plan of reorganization. It is still expected that any plan of reorganization that is confirmed will provide that the stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stock.

LEGAL PROCEEDINGS - PATENT INFRINGEMENT

         On September 19, 1994, Hewlett Packard Co. ("HP") filed a lawsuit against Nu-kote International, Inc. in the United States District Court for the Northern District of California (the "California District Court"), San Jose Division, Case No. C94-20647 JW (EIA), (the "HP Litigation") alleging patent and trademark infringement, unfair competition and false advertising. Nu-kote International asserted affirmative defenses to claims brought by HP, and asserted seven counterclaims against HP, including inter alia: violations of the Lanham Act, Sherman and Clayton Antitrust Acts. Nu-kote International sought compensatory, punitive and treble damages, court costs and attorneys' fees, as well as injunctive relief.

         On November 13, 1998, Nu-kote International filed a motion for relief from stay to allow the HP Litigation to continue despite the pendency of the bankruptcy cases. The Bankruptcy Court found that "cause" under ss. 362 of the Bankruptcy Code existed to lift the automatic stay to allow the HP Litigation to proceed to trial. Prior to trial the California District Court dismissed certain of HP's patent claims and certain of Nu-kote International's antitrust and other claims. The remaining claims in the HP Litigation went to trial on May 17, 1999. On July 22, 1999, the jury rendered its verdict. See Note 22 for further discussion of the July 22, 1999 HP litigation verdict.

         On April 3, 1995, Canon, Inc., a Japanese corporation, and its U.S. affiliates, Canon Computer Systems, Inc. and Canon USA, Inc. (collectively "Canon"), filed a lawsuit against Nu-kote International in the United States District Court for the Central District of California seeking, among other things, to have the Court enjoin Nu-kote International and its affiliates from infringing its patents and from making false designations of origin or false descriptions regarding Nu-kote International's cartridges and kits, and, also seeks compensatory, punitive and treble damages, court costs and attorney's fees. Nu-kote International has filed an answer asserting twelve affirmative defenses to the claims alleged in Canon's complaint. These include, among others, defenses that Canon's patents are invalid, unenforceable and/or not infringed by Nu-kote International, that Canon has defrauded the U.S. Patent and Trademark office and trademark misuse. Additionally, Nu-kote International has alleged counterclaims which include claims of monopolization and attempted monopolization of the aftermarket for replacement cartridges for Canon printers. Nu-kote International is also seeking declaratory relief asking the Court to find that it has not infringed any valid claim of Canon's right in the six patents in the suits, cancellation of Canon's patents because of fraud on the U.S. Patent and Trademark Office, damages and an injunction for intentional interference with business relations, trade liable, disparagement of goods, defamation and unfair competition. In July 1996 Canon filed a second and related lawsuit, alleging infringement of its 5,509,140 utility patent (the "140" patent).

         The Court granted Canon's motion for summary judgement on validity and infringement on the 140 patent. By order dated April 18, 1997, the Court also construed the claims of an additional patent (the "994 patent") as requested by Nu-kote International, not as requested by Canon. Nu-kote International filed a Motion for Summary Judgment on the basis that the 994 Patent is anticipated by prior art. Canon also filed a Motion for Summary Judgment on the '994 Patent. On May 26, 1998, the Court held the claims of

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.     CONTINGENCIES (CONTINUED)

the 994 Patent invalid because they are anticipated by the prior art. Canon has appealed this ruling under Appeals Nos. 98-1445-1453.

         On June 16, 1997, the Court granted Canon's Motion for Summary Judgment ("MSJ") on the issues of investorship, obviousness and enforceability of Cannon's 928 patent, but denied Canon's MSJ with respect to the key issue of whether patented features of that same patent are primarily ornamental or functional. A design patent is invalid if the patented features are primarily functional rather than primarily ornamental. Because it denied Canon's Motion as to that issue, the Court ruled that it was premature to rule on whether this particular patent has been infringed. The Court granted Canon's motion for Summary Judgment on the 140 patent, but only as to two discontinued versions of Nu-kote International's products. The Court confirmed that the current version of the Nu-kote International cartridge, which is a design around introduced by Nu-kote International on receiving notice of this subject patent, does not infringe the patent. Nu-kote International believes the current designs of its Canon compatible ink jet cartridges do not infringe any Canon patent and is vigorously defending its position. However, all proceedings in this case have been stayed as a result of Nu-kote's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on November 6, 1998 described above.

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

         Nu-kote International and PPAG were initially successful in disposing of six out of seven patents alleged to be infringed through summary judgment action. In a series of rulings in 1997, the District Court held six (6) out of seven (7) of Epson's patents-in-suit in Epson I to be either invalid or unenforceable. The District Court also held Nu-kote International and PPAG in contempt for violating a preliminary injunction which the Court had entered against them. The District Court's contempt ruling is memorialized in two written orders. The first order directs Nu-kote International and PPAG to pay Epson's lost profits of $1,050,849 and attorneys' fees of $31,413. The second order does not quantify a monetary award. The District Court also issued an amended preliminary injunction (the API"), which enjoins Nu-kote International and PPAG from, among other things, infringing certain patents that were not part of the preliminary injunction. On or about September 28, 1998, Epson filed a motion to hold Nu-kote International and PPAG in contempt for violation of the API. The motion had not been decided by the District Court prior to the filing of the action in the Bankruptcy Court.

         Epson appealed the District Court's invalidity and unenforceability rulings. Nu-kote International and PPAG appealed the District Court's contempt rulings. The Appeal was fully briefed and oral argument was conducted before the Federal Circuit on November 2, 1998, prior to the filing of the action in the Bankruptcy Court. Following the filing of the bankruptcy, the California District Court has stayed all further proceedings in the Epson Litigation. See
Note 22 for discussion of the Epson litigation proceedings subsequent to March 31,1999.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

14.     CONTINGENCIES (CONTINUED)

         On March 10, 1998, Spectra, Inc. ("Spectra") of Hanover, New Hampshire, filed a complaint against the Company and Modular Ink Technology in Stockholm, AB ("MIT"), an indirect subsidiary of the Company, in the U.S. District Court for the District of New Hampshire. In this action, Case No. 98-CV-130-JD, Spectra accused the Company and MIT of infringing Spectra's U.S. Patent No. 4,825,227 (the `227 patent), which issued on April 25, 1989. The complaint specifically alleged that claims 10 and 11 of the `227 patent were infringed by products identified as PiezoJet(TM) 64 and PiezoJet(TM) 128. On April 28, 1998, the Company filed a motion to dismiss the New Hampshire action against it for lack of personal jurisdiction. At that time, MIT had not been served with the complaint and a summons. Also on April 28, 1998, Nu-kote International, Inc. ("International") and MIT filed an action against Spectra in U.S. District Court for the District of Delaware. In this action, Civil Acton No. 98-213-JJF, International and MIT seek a declaratory judgment that the `227 patent is invalid and not infringed, and asserts state law claims for tortious interference with prospective contractual relations and common law unfair competition. On June 11, 1998, Spectra amended its pleadings in the New Hampshire action to add International as a defendant and dismiss the Company from the suit. Also on May 22, 1998, Spectra filed a motion to dismiss the Delaware action or transfer it to the District of New Hampshire. International and MIT opposed the motion to dismiss or transfer, which is still pending. International and MIT intend to file a motion to transfer the New Hampshire action to Delaware in part on the ground that the Delaware action was the first-filed action that brought together the proper parties to the dispute. They also intend to proceed with substantive discovery of Spectra. International and MIT have and will assert various defenses. At the same time, however, they are proceeding with negotiations intended to settle the dispute. As discussed at
Note 4, the Company sold MIT to Xaar PLC and has assigned certain trademarks and rights in a counterclaim lawsuit against Spectra to Xaar PLC in connection with the sale transaction.

LEGAL PROCEEDINGS - CLASS ACTION LAWSUIT

         On January 23, 1998, a lawsuit was filed against the Company and certain of its officers and directors seeking class action status on behalf of purchasers of the Company's common stock between July 2, 1995 and May 29, 1997. The complaint alleges that the defendants violated Sections 10(b) and 20 of the Securities Exchange Act of 1934 (including Rule 10b-5) based upon purported misstatements and/or omissions of material facts. Among other things, the plaintiff alleges that misstatements and omissions by defendants relating to (1) the Company's acquisition of Pelikan; (2) the transition from sales of impact products to non-impact products, and (3) prospects for strong earnings per share growth resulted in an inflation of the price of the Company's common stock. The plaintiff seeks, on behalf of the purported class, an unspecified amount of compensatory damages and reimbursement for fees and expenses. The Company denies the allegations and intends to defend the lawsuit vigorously. All proceedings in this case have been stayed as a result of Nu-kote's filing for protection under Chapter 11 of the U.S. Bankruptcy Code on November 6, 1998 described above, and on September 28, 1999, Nu-kote's lead bankruptcy counsel was notified by the United States District Court for the Northern District of Texas that this was to be administratively closed.

         In addition, the Company is involved in various routine legal matters, all of which have been stayed as a result of Nu-kote's filing for protection under Chapter 11 of the U.S. Bankruptcy Code described above.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


14.     CONTINGENCIES (CONTINUED)

ENVIRONMENTAL REMEDIATION COSTS

         In connection with Nu-kote's acquisition of the Office Supplies Division and the International Business Forms Division of Unisys Corporation ("Unisys"), Unisys agreed to retain all liabilities resulting from or arising out of any environmental conditions existing on or before January 16, 1987 at the Company's Rochester and Macedon, New York and Bardstown, Kentucky facilities and, additionally, to indemnify the Company for such. State environmental agencies have alleged that environmental contamination exists at all three sites. To date, Unisys has handled all remediation efforts related to these properties. In connection with Nu-kote's acquisition of Pelikan, the seller, Pelikan Holding AG, agreed to indemnify Nu-kote for certain pre-closing environmental liabilities. The indemnification has been limited to $2.5 million, the amount that Pelikan Holdings AG had deposited in environmental escrow funds. The Company has found environmental contamination at former Pelikan facilities in Derry, Pennsylvania and Franklin, Tennessee, and has asserted a claim for indemnification. With the assistance of an environmental consultant, the Company has developed a remediation plan which estimated future cash payments for the remediation plan of $2.5 million. These undiscounted future cash payments have been accrued for as of March 31, 1999 since it represents the Company's best estimate of the remediation costs, but the payments are not considered to be fixed and reliably determinable. The Company has established a receivable, that will be paid from the environmental escrow funds, equal to the amount of the accrued remediation costs. As a result of the indemnification from Unisys and Pelikan, in the opinion of management, the ultimate cost to resolve these environmental matters will not have a material adverse effect on the Company's financial position, results of future operations or liquidity.

KEY EMPLOYEE RETENTION AGREEMENTS

         In connection with the Company's Joint Plan of Reorganization as amended by Nu-kote, the Company entered into a Key Employee Retention Agreement with certain senior management employees of the Company. These agreements, dated June 10, 1999, were extended on the basis that the applicable key employees were vital to the improvement of the financial performance of the Company, the formulation and execution of the Company's plan of Reorganization and to the success of the OEM litigation. The agreements, offered to seven key employees in total, included retention payment amounts ranging from six months to one year's salary. The amounts would only be payable upon confirmation of a reorganization plan, a sale of substantially all of the assets of the Company or a termination of the key employee without cause. The aggregate amount of all retention payments anticipated to be made, should all seven key employees receive a payment, is approximately $738,000.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN-POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15.       EMPLOYEE BENEFIT PLANS

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

         Net periodic pension expense recognized by the Company for the defined-benefit plans for fiscal 1999, 1998 and 1997 included the following components:

                                                                 1999            1998           1997
                                                            -----------     -----------       -----------
         Service cost-benefits earned during the year         $ 1,093          $   959          $   856
         Interest cost on the projected benefit
           obligations ..............................           2,564            2,573            2,309
         Expected return on plan assets .............          (2,730)          (5,876)          (1,850)
         Net amortization and deferral ..............             217            3,591             (288)
         Curtailment gain ...........................              --              (77)              --
         Effect of changes in actuarial assumptions .              --               --               --
                                                              -------          -------          -------
         Net periodic pension cost ..................         $ 1,144          $ 1,170          $ 1,027
                                                              =======          =======          =======

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

15.       EMPLOYEE BENEFIT PLANS (CONTINUED)

The following tables set forth the funded status of the defined-benefit plans and amounts recognized in the Company's consolidated balance sheets at March 31:


                                                             NU-KOTE              PELIKAN            GRIEF-WERKE
                                                          INTERNATIONAL           SCOTLAND               GMBH
                                                        ------------------   ------------------   ------------------
                                                         1999       1998      1999       1998      1999       1998
                                                        -------    -------   -------    -------   -------    -------
RECONCILIATION OF FUNDED STATUS
  Funded Status at End of Year........................  $(2,333)   $(2,584)  $   384    $   813   $(5,309)   $(4,818)
  Unrecognized Net Transition Obligation (Asset)......      (37)       (45)       --         --        --         --
  Unrecognized Prior Service Cost.....................      (13)       (14)      217        243        --         --
  Unrecognized Net Loss (Gain)........................    3,238      3,648       638        207       235       (174)
                                                        -------    -------   -------    -------   -------    -------
    NET AMOUNT RECOGNIZED.............................  $   855    $ 1,005   $ 1,239    $ 1,263   $(5,074)   $(4,992)
                                                        =======    =======   =======    =======   =======    =======
AMOUNT RECOGNIZED IN STATEMENT OF FINANCIAL POSITION
  Prepaid Benefit Cost................................  $    --    $    --   $ 1,239    $ 1,263   $    --    $    --
  Accrued Benefit Liability...........................   (1,188)    (1,404)       --         --    (5,074)    (4,992)
  Intangible Asset....................................       --         --        --         --        --         --
  Accumulated Other Comprehensive Income..............    2,043      2,409        --         --        --         --
                                                        -------    -------   -------    -------   -------    -------
    NET AMOUNT RECOGNIZED.............................  $   855    $ 1,005   $ 1,239    $ 1,263   $(5,074)   $(4,992)
                                                        =======    =======   =======    =======   =======    =======
CHANGE IN BENEFIT OBLIGATION
  Benefit Obligation at Beginning of Year.............  $11,604    $ 8,988   $23,719    $19,329   $ 4,818    $ 4,936
  Service Cost........................................      209        238       877        707         7         14
  Interest Cost.......................................      799        735     1,444      1,513       321        325
  Participant Contributions...........................       --         --       255        238        --         --
  Plan Curtailments...................................       --         --        --         --      (101)       (77)
  Actuarial (Gain) Loss...............................     (343)     1,993       344      2,717       592        (69)
  Benefits Paid.......................................     (524)      (350)     (840)      (785)     (328)      (315)
                                                        -------    -------   -------    -------   -------    -------
    BENEFIT OBLIGATION AT END OF YEAR.................  $11,745    $11,604   $25,799    $23,719   $ 5,309    $ 4,814
                                                        =======    =======   =======    =======   =======    =======
CHANGE IN ASSET VALUE
  Plan Assets at Beginning of Year....................  $ 9,020    $ 8,019   $24,530    $20,016   $    --    $    --
  Actual Return on Plan Assets........................      675      1,345     1,813      4,641        --         --
  Employer Contributions..............................      241          6       443        420        --         --
  Participant Contributions...........................       --         --       255        238        --         --
  Benefits Paid to Plan Participants..................     (524)      (350)     (840)      (785)       --         --
                                                        -------    -------   -------    -------   -------    -------
    PLAN ASSETS AT END OF YEAR........................  $ 9,412    $ 9,020   $26,201    $24,530   $    --    $    --
                                                        =======    =======   =======    =======   =======    =======
Weighted average discount rates.......................      7.0%       7.0%      5.8%       6.0%      6.0%       6.5%
Expected long-term rate of return on assets...........      9.0%       9.0%      7.5%       8.0%      N/A        N/A
Assumed rate of increase in future compensation.......      4.0%       4.0%      3.5%       4.0%      2.0%       2.5%

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


15.      EMPLOYEE BENEFIT PLANS (CONTINUED)

         The Company has a defined contribution 401(k) plan that covers all of the employees in the U.S. Under this plan, eligible employees are allowed to contribute up to 15% of their pay (up to federally mandated maximums), and the Company will contribute an amount equal to 40% of the initial 6% of the employee's contribution. The Company recognized an expense of $229, $276 and $343 in fiscal 1999, 1998 and 1997, respectively, as its contribution to this plan.

         The Company has other defined contribution plans, the contributions to which are based on a percentage of the employee's salary. Contributions to these plans amounted to $1,055, $1,563 and $1,236 in fiscal 1999, 1998 and 1997, respectively.

16.      POSTRETIREMENT BENEFITS

         The Company sponsors an unfunded postretirement medical and life insurance plan that covers certain employees who were employed by the Company prior to January 1987. The Company sponsors no other postretirement benefit plans.

         Cash payments made by the Company for retiree benefits during the years ended March 31, 1999, 1998 and 1997 amounted to $171, $160 and $103, respectively. The Company's policy had been to fund these obligations as incurred until July 1998 when it became fully insured. The components of net periodic expense for this postretirement benefit are as follows:

                                                                      1999         1998         1997
                                                                      ----         ----         ----
         Service cost-benefits earned during the year .......         $ --         $ --         $ --
         Interest cost on accumulated post retirement benefit
           obligation .......................................          149           83          125
                                                                      ----         ----         ----
         Net periodic postretirement benefit cost ...........         $149         $ 83         $125
                                                                      ====         ====         ====

         The actuarial and recorded liabilities for this postretirement benefit, none of which have been funded, are as follows at March 31:

                                                                  1999           1998           1997
                                                                ------         ------         ------
         Accumulated postretirement benefit obligation:
            Retirees ..................................         $2,288         $1,347         $1,266
            Fully eligible active plan participants ...             --             85             80
                                                                ------         ------         ------
              Total accumulated postretirement benefit           2,288          1,432          1,346
         Unrecognized actuarial gain ..................             --            170            279
                                                                ------         ------         ------
         Accrued benefit liability ....................         $2,288         $1,602         $1,625
                                                                ======         ======         ======

         The accumulated postretirement benefit obligation was determined using a discount rate of 7.0%, 6.75% and 7.75% in fiscal 1999, 1998 and 1997, respectively, and a health care cost trend rate of 8.0% for the first year decreasing to 5.0% in the year 2005 and thereafter.

         The effect on the accumulated postretirement obligation projected as of March 31, 1999, of a 1% increase each year in the health cost trend rate used, would result in an increase of 8.7% in the obligation and of 9.4% in the aggregate interest and service components of the fiscal 1999 expense.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


17.      INTERNATIONAL OPERATIONS AND SEGMENT DATA

         The Company has two reportable segments: Domestic and International.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses.

         The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties.

         The Company's reportable segments are strategic business units which serve different markets. They are managed separately because each business requires different technology and marketing strategies. Most of the businesses were acquired as a unit, and the management at the time of the acquisition was retained.

         Information concerning the Company's segments is summarized as follows for the fiscal years ended March 31:

                                                           1999               1998               1997
                                                        ---------          ---------          ---------
         Net sales to unconsolidated customers:
            Domestic ..........................         $ 111,056          $ 148,341          $ 173,069
            International .....................           129,473            147,362            169,233
                                                        ---------          ---------          ---------
                                                        $ 240,529          $ 295,703          $ 342,302
                                                        =========          =========          =========
         Operating loss:
            Domestic ..........................         $ (29,404)         $ (23,882)         $ (21,800)
            International .....................           (12,258)            (7,114)           (11,771)
                                                        ---------          ---------          ---------
                                                        $ (41,662)         $ (30,996)         $ (33,571)
                                                        =========          =========          =========

         Total assets:
            Domestic ..........................         $  59,190          $  93,078          $ 133,656
            International .....................            92,828            127,692            154,891
                                                        ---------          ---------          ---------
                                                        $ 152,018          $ 220,770          $ 288,547
                                                        =========          =========          =========

         The above information does not include assets held for sale of $431, $1,806 and $4,482 for the years ended March 31, 1999, 1998 and 1997, respectively.

         Intercompany sales by domestic operations to international operations amounted to $674, $740 and $5,692 in fiscal 1999, 1998 and 1997, respectively, and intercompany sales by international operations to domestic operations amounted to $5,579, $10,660 and $19,232 in fiscal 1999, 1998 and 1997, respectively. Sales to customers located in Germany, which exceeded 10% of net sales, were $43,106, $48,958 and $64,665 in fiscal 1999, 1998 and 1997, respectively.

         Sales by product line are summarized as follows for the fiscal years ended March 31:

                              1999             1998             1997
                            --------         --------         --------
         Impact .......     $104,529         $124,303         $146,200
         Non-Impact....      136,000          171,400          196,102
                            --------         --------         --------
                            $240,529         $295,703         $342,302
                            ========         ========         ========

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18.      EMPLOYEE STOCK BASED COMPENSATION PLANS

         The Company sponsors the Nu-kote Holding, Inc. Stock Option Plan and the Nu-kote Holding, Inc. 1992 Stock Option Plan (the "Stock Option Plans"). The Company also sponsors the Nu-kote Holding, Inc. Senior Management Stock Appreciation Rights Plan (the "Plan").

STOCK OPTIONS

         Under the Stock Option Plan, the Company is authorized to issue shares of Class A Common Stock pursuant to "Awards" granted to officers, key employees and directors in the form of non-qualified stock options, not qualified under
Section 422 of the Internal Revenue Code of 1986, as amended. As of March 31, 1999, 1998 and 1997, there were 1,688,350, 1,405,876 and 631,775 shares available for grant, respectively.

         All stock options granted in fiscal 1998 and 1997 have exercise prices of $2.75, and contractual terms of 10 years. All options vest on a graded schedule, 20% per year over 5 years, beginning on the first anniversary of the date of grant.

         A summary of the status of the Company's stock options as of March 31, 1999, 1998 and 1997 and the changes during the years then ended is present below:

                                                                      YEAR ENDED MARCH 31,
                                             ------------------------------------------------------------------------
                                                      1999                     1998                    1997
                                             ------------------------ ------------------------ ----------------------
                                                           WEIGHTED                 WEIGHTED               WEIGHTED
                                                            AVERAGE                  AVERAGE                AVERAGE
                                                           EXERCISE                 EXERCISE               EXERCISE
                                                SHARES       PRICE       SHARES       PRICE      SHARES      PRICE
                                             ------------- ---------- ------------- ---------- ----------- ----------
Outstanding at beginning of year............    1,149,364  $    8.12     1,923,463  $   10.62   1,908,940  $   10.53
Granted.....................................           --  $      --       455,000  $    2.75     145,000  $   12.06
Exercised...................................           --  $      --            --  $      --    (33,294)  $   10.13
Forfeited...................................     (282,476) $    8.42   (1,229,099)  $   10.04    (97,183)  $   11.10
                                             -------------            -------------            -----------
Outstanding at end of year..................      866,888  $   10.15     1,149,364  $    8.12   1,923,463  $   10.62
                                             =============            =============            ===========
Exercisable at end of year..................      443,583  $   11.23       532,862  $   10.03     878,054  $   10.04
Weighted average fair value of all options
   granted during year......................             $ --                  $1.62                 $5.94
                                                       ========               ========              =========

         The fair value of each stock option granted in fiscal 1998 and 1997 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.00%; expected volatility of 45.75%; a weighted risk-free interest rate of 6.26%, and expected lives of 6 years.

         The following table summarizes information about stock options outstanding at March 31, 1999:

                                              OPTIONS OUTSTANDING
                                     ---------------------------------------
                                                      WEIGHTED AVERAGE            OPTIONS EXERCISABLE
                                                  -------------------------- ------------------------------
                                                    REMAINING
                    RANGE OF         OUTSTANDING   CONTRACTUAL    EXERCISE   EXERCISABLE  WEIGHTED AVERAGE
                 EXERCISE PRICES     AT 3/31/99        LIFE         PRICE    AT 3/31/99    EXERCISE PRICE
              ---------------------- ------------ --------------- ---------- -----------  -----------------
                      $2.75              275,000       8.14       $    2.75      55,000    $          2.75
                $7.375 to $11.00         316,888       5.39       $   10.28     267,583    $         10.22
                $11.01 to $17.00          70,000       6.46       $   16.18      38,000    $         16.13
                $17.01 to $20.875        205,000       7.13       $   17.83      83,000    $         17.86
              ---------------------- ------------ --------------- ---------- -----------  -----------------
                $2.75 to $20.875         866,888       6.76       $   10.15     443,583    $         11.23
              ====================== ============ =============== ========== ===========  =================

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


18.     EMPLOYEE STOCK BASED COMPENSATION PLANS (CONTINUED)

STOCK APPRECIATION RIGHTS

         Under the Plan, the Company is authorized to grant awards to participants of appreciation rights with respect to a specified number of shares of Class A Common Stock. Stock appreciation rights ("SAR") permit a participant to receive, upon exercise of each SAR, an amount equal to a percentage, as defined in the Plan, of the difference between the grant price and the fair market value per share of the Company's Class A Common Stock at the exercise date. The Company granted 1,520,000 SARs and canceled 240,000 SARs during the year ended March 31, 1996. No additional grants have since occurred. During fiscal 1999 and 1998 the Company canceled 880,000 and 240,000 SARs, respectively, resulting in a total of 160,000 SARs that were outstanding on March 31, 1999.

         The SARs granted during the year ended March 31, 1996 are exercisable five years subsequent to the grant date and only in 20% installments per year for each year thereafter. As of March 31, 1999 these SARs had no intrinsic value.

         Under the provisions of the Plan, liability to any participant ceases once the Company's Class A Common Stock price falls below $15.43 per share. At March 31, 1999, the Class A Common Stock had a market value of $0.16. Accordingly, no liability for the Plan has been recorded.

PRO FORMA NET LOSS AND NET LOSS PER COMMON SHARE

         The Company applies Accounting Principles Board Opinion 25 ("APB 25") and related interpretations in accounting for employee compensation costs related to its plans. APB 25 is an intrinsic value approach for measuring compensation costs. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") is a fair value approach for measuring compensation costs. Had employee compensation cost for the Company's employee stock-based compensation plans been determined consistent with SFAS 123, the Company's net loss and net loss per common share for fiscal 1999, 1998 and 1997 would approximate the pro forma amounts below:

                                                               YEAR ENDED MARCH 31,
                                  --------------------------------------------------------------------------------
                                            1999                       1998                       1997
                                  -------------------------- ------------------------- ---------------------------
                                  AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA
                                  ------------- ------------ ------------ ------------ -------------- ------------
SFAS 123 compensation cost......  $        --   $       99   $       --   $       99     $       --   $      308
APB 25 compensation cost........  $        --   $       --   $       --   $       --     $       --   $       --
Net loss........................  $   (54,972)  $  (55,071)  $  (49,987)  $  (50,086)    $  (47,930)  $  (48,238)
Net loss per common share:        $        --   $       --   $       --   $       --     $       --   $       --
    Basic.......................  $     (2.52)  $    (2.53)  $    (2.30)  $    (2.31)    $    (2.20)  $    (2.21)
    Diluted.....................  $     (2.52)  $    (2.53)  $    (2.30)  $    (2.31)    $    (2.20)  $    (2.21)

         The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of future results.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



19.      RELATED PARTY AND OTHER TRANSACTIONS

         As a result of the Pelikan acquisition, Ligapart AG ("Ligapart"), which owned the majority of Pelikan, became a major shareholder of the Company. In connection with the acquisition, the Company entered into various management and lease agreements with Ligapart related entities. The net expense incurred by the Company under these agreements amounted to $772, $782 and $2,423 in fiscal 1999, 1998 and 1997, respectively. In addition, sales to Ligapart related entities amounted to $7,675, $7,936 and $12,600 and purchases amounted to $0, $0 and $71 in fiscal 1999, 1998 and 1997, respectively.

20.      RESTRUCTURING EXPENSES

         Restructuring expenses for the fiscal years ended March 31, 1999, 1998 and 1997 are as follows:

                                                                                1999         1998         1997
                                                                             -----------  -----------   ----------
         Severance ............................................................   $   908   $   814   $ 4,461
         Impairment provisions for duplicate or incompatible property, plant
             and equipment and foreign operations .............................     7,675     1,327     8,567
         Relocation of employees, equipment and inventory, lease cancellations, termination of contracts, facility maintenance and
             other ............................................................       202     1,208     2,111
                                                                                  -------   -------   -------
                                                                                  $ 8,785   $ 3,349   $15,139
                                                                                  =======   =======   =======

         The fiscal 1999 restructuring expenses relates primarily to the impairment of assets associated with the Company's aftermarket ribbon production. As a result of the Company's decision to begin outsourcing the manufacturing of its aftermarket ribbon products, the carrying value of the related manufacturing assets in both the Company's Franklin, TN and Nogales, Mexico locations was considered to be impaired and a write-down of $6,892 was recorded. These manufacturing assets were held and used by the Company as of year-end. Severance costs recognized as part of the restructuring expense for fiscal 1999 are associated with approximately 260 employees at the above mentioned aftermarket ribbon producing facilities. Severance payments of $428 were made in fiscal 1999. The remaining exit costs associated with the outsourcing of aftermarket ribbon manufacturing, including severance payments, lease cancellations and facility maintenance, are expect to be complete during fiscal 2000.

         In connection with decision to outsource the aftermarket ribbon manufacturing, certain product lines are being discontinued. The Company recorded inventory write-downs of $1,670, which have been classified as a component of cost of goods sold.

         The fiscal 1998 restructuring expenses related primarily to the centralization of sales and distribution into Franklin, Tennessee, and the closure of the Dallas, Texas headquarters. The charge for severance was approximately $1,242 representing the severance of approximately 70 people in manufacturing, sales and administration, of which virtually all had been terminated by March 31, 1998. This charge was offset by changes in estimates of $428 related to fiscal 1997 severance accruals. Approximately $1,014 of the fiscal 1998 severance had been paid by March 31, 1998. Other restructuring expenses of $1,208, net of fiscal 1997 changes in estimates of $353, related primarily to relocation of employees and outplacement counseling and were expensed as incurred. The asset write-downs were related to property, plant and equipment at the Company's Derry, Pennsylvania facility, and were written down to their estimated net realizable value as a result of the Company's decision to dispose of these assets as part of its consolidation effort. A significant portion of the machinery and equipment at the Derry, Pennsylvania facility was sold in fiscal 2000.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


     20. RESTRUCTURING EXPENSES (CONTINUED)

         The Company estimates that an additional $750 of restructuring expenses will be recognized in fiscal 2000. Most of this amount relates to expected severance and relocation costs related to continuing consolidation efforts in Europe. Management currently anticipates completion of its restructuring efforts in fiscal 2000.

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

                                                   AMOUNT
                                      AMOUNT       AMOUNT                          AMOUNT
                                     ACCRUED      PAID IN   CHANGES     AMOUNT     PAID IN      CHANGES      AMOUNT
DESCRIPTION OF RESTRUCTURING            AT         FISCAL      IN     ACCRUED AT    FISCAL         IN      ACCRUED AT
EXPENSE                               3/31/97       1998    ESTIMATES  3/31/98       1999      ESTIMATES    3/31/99
----------------------------         ----------  ---------- --------- ----------- -----------  ----------- -----------
Severance costs                      $   1,204       (776)  $  (428)  $       --  $    (428)   $      908  $      480
Lease cancellations                        430       (139)     (111)         180       (161)          100         119
Facility maintenance and other             247         (5)     (242)          --         --           283         283
                                     ----------  ---------- --------- ----------- -----------  ----------- -----------
                                      $  1,881       (920)  $  (781)  $      180  $    (589)   $    1,291  $      882
                                     ==========  ========== ========= =========== ===========  =========== ===========

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

21.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of the quarterly results of operations for the years ended March 31, 1999 and 1998:

                                                                QUARTER ENDED
                                          -----------------------------------------------------------
                                           JUNE 26      SEPTEMBER 25     DECEMBER 25      MARCH 31
                                          ------------  --------------  ---------------  ------------
Fiscal 1999:
    Net sales ......................      $ 64,181       $ 55,085       $ 59,197       $ 62,066
    Gross margin ...................        11,877         10,161         10,256       3,244 (a)
    Gain (loss) on sale of divisions           462             --             --         (1,373)
    Impairment of assets ...........            --             --             --         (7,967)
    Restructuring expense ..........           (76)           (77)          (221)        (8,411)
    Operating loss .................        (1,976)        (4,205)        (5,221)       (30,260)
    Net loss .......................        (7,328)        (9,996)        (9,795)       (27,853)
    Net loss per share .............      $  (0.34)      $  (0.46)      $  (0.45)      $  (1.27)


                                                        QUARTER ENDED
                                 ----------------------------------------------------------
                                 JUNE 27      SEPTEMBER 26     DECEMBER 26      MARCH 31
                                 -----------  --------------  ---------------  ------------
Fiscal 1998:
    Net sales ...............      $ 79,727       $ 72,688       $ 70,755       $ 72,533
    Gross margin (c) ........        15,783         12,548          9,615       4,869 (a)
    Restructuring expense ...        (1,623)        (1,194)          (488)           (44)
    Operating loss (c) ......        (2,318)        (4,560)       (10,597)       (13,521)
    Extraordinary loss ......            --         (2,550)            --             --
    Net loss (c) ............        (5,972)       (10,568)       (14,980)       (18,467)
    Net loss per share (b)(c)      $  (0.27)      $  (0.37)      $  (0.69)      $  (0.85)

(a) Includes a provision for excess and obsolete inventories of $3,300 and $5,488 in North America for fiscal 1999 and 1998, respectively.

(b) Per share information has been restated to reflect the adoption of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share".

(c) Restated for fiscal 1998 to reflect the change in accounting principle for the accounting for cost of inventory from the last-in, first-out basis to the first-in, first-out method.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


22.      SUBSEQUENT EVENTS-(UNAUDITED)

JOINT PLAN OF REORGANIZATION

         On March 2, 2000, Nu-kote, its secured lenders and the official committees for Nu-kote's unsecured creditors filed a Joint Plan of Reorganization for Nu-kote (the "Plan") and a Second Amended Disclosure Statement for Second Amended Joint Plan of Reorganization for Nu-kote (the "Disclosure Statement"). Under the terms of the Plan and a separate motion, a bidding procedure was established pursuant to which interested parties may make a bid for the stock or assets of Nu-kote. An initial bid has been submitted by Richmont Capital Partners I, L.P ("Richmont"). Richmont is an affiliate of Nu-kote. The deadline for submitting bids passed without any other party submitting a bid. The Plan provides for (i) payment to the secured lenders of $20,550,000, (ii) payment to the unsecured creditors of $600,000, (iii) payment of priority and administrative claims of up to $3,000,000, and (iv) the assumption of certain other debts outlined in the Plan, contingent upon certain conditions being satisfied prior to closing. The Plan also provides for mutual releases between and among Nu-kote, its secured lenders, the committees and Richmont and is subject to certain conditions being satisfied, including the resolution of litigation with certain printer manufacturers and the resolution of administrative claims at a cost of no more than $3,000,000. As part of the Plan, the existing stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stockholdings.

         On March 17, 2000 Nu-kote's secured lenders filed a motion to convert the case to a Chapter 7 proceeding. This motion was opposed by Nu-kote, and Richmont and Nu-kote's secured lenders have now reached an agreement in principle pursuant to which Richmont will purchase the debt, security interests and all claims held by the secured lenders. The agreement is subject to completion of final documentation which is still being drafted. Upon completion of the documentation, the motion to convert the case to a Chapter 7 proceeding will be withdrawn, and management of Nu-kote believes it will then be possible to confirm a plan of reorganization. It is still expected that any plan of reorganization that is confirmed will provide that the stock of Nu-kote will be extinguished and Nu-kote's stockholders will receive nothing in respect of their stock.

SALE OF EUROPEAN BUSINESS

         Subsequent to the close of the current fiscal year, on September 30, 1999, Nu-kote International, Inc., a wholly owned subsidiary of the Company, sold certain of its subsidiaries to Pelikan Hardcopy Europe Limited ("Pelikan"), a Scottish corporation (the "Pelikan Disposition"). The subsidiaries sold include Pelikan Productions A.G., Pelikan Scotland Limited, Greif-Werke GmbH, Pelikan Hardcopy Asia Pacific Limited, and Dongguan Pelikan Hardcopy Limited ("Pelikan Subsidiaries").

         Under the terms of the agreement, proceeds of $16.5 million were received at the close of the transaction in exchange for all of the capital stock or equity interests of the Pelikan Subsidiaries. Additionally, in connection with obtaining their consent to the amendment of the Pelikan trademark license, $3.5 million was paid to Pelikan Holding, AG. Previously, the Company had filed a motion in the United States Bankruptcy Court for the Middle District of Tennessee and received approval for the sale. The Pelikan Disposition is part of the Company's efforts to dispose of non-essential assets and focus on the restructuring of its core business in North America. A net gain of approximately $12.4 million is anticipated to be recognized in fiscal 2000 relative to this sale.

         The Company's North American Operations will retain the rights to market its products under the Pelikan brand name in the United States, Canada and Mexico, with the purchaser having the right to market its products under the Pelikan brand name throughout the rest of the world. In addition, the Company will continue to market its products under the "Nu-kote" brand name anywhere in the world.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

22.     SUBSEQUENT EVENTS (CONTINUED)

SETTLEMENT OF HEWLETT-PACKARD LITIGATION

         On September 19, 1994, Hewlett Packard Co. filed a lawsuit against Nu-kote International, Inc. in the United States District Court for the Northern District of California (the "California District Court"), San Jose Division, Case No. C94-20647 JW (EIA), (the "HP Litigation") alleging patent and trademark infringement, unfair competition and false advertising. Nu-kote International asserted affirmative defenses to claims brought by HP, and asserted seven counterclaims against HP, including inter alia: violations of the Lanham Act, Sherman and Clayton Antitrust Acts. Nu-kote International sought compensatory, punitive and treble damages, court costs and attorneys' fees, as well as injunctive relief.

         On November 13, 1998, Nu-kote International filed a motion for relief from stay to allow the HP Litigation to continue despite the pendency of the bankruptcy cases. The Bankruptcy Court found that "cause" under ss. 362 of the Bankruptcy Code existed to lift the automatic stay to allow the HP Litigation to proceed to trial.

         Prior to trial the California District Court dismissed certain of HP's patent claims and certain of Nu-kote International's antitrust and other claims. The remaining claims in the HP Litigation went to trial on May 17, 1999. On July 22, 1999, the jury rendered its verdict. The jury found that Nu-kote International infringed three HP patents and certain of HP's trademarks, and engaged in false advertising. The jury found that Nu-kote International's conduct was willful. The jury awarded HP damages in the amounts of $456,937.80, $434,120.00 and $1,138,394.00 for damages suffered by HP for patent infringement claims, trademark/unfair competition claims and false advertising claims, respectively. The jury found in Nu-kote International's favor on one of HP's patent claims and certain of HP's trademark claims. The jury also found that Nu-kote International's use of its current green and white packaging does not violate HP's trademarks. The jury rejected all of Nu-kote International's remaining antitrust claims and awarded Nu-kote International no damages. There remain before the California District Court issues not addressed by the jury including those concerning HP's claims for attorneys' fees, enhanced damages, costs and injunctive relief, and Nu-kote's equitable defenses, claims for attorneys' fees and other relief. The California District Court must resolve certain issues before entering judgment on the jury verdict.

         Subsequent to the rendition of the jury verdict in the HP Litigation, the Company's management and general bankruptcy counsel entered into extensive arms-length negotiations seeking settlement and resolution of the litigation between the parties. As a result of these negotiations, an agreement (the "Settlement Agreement") was reached and approved by the Court. Due to the confidential and proprietary nature of certain portions of the Settlement Agreement, a redacted version of same is attached to the Motion to Approve Compromise and Settlement Agreement as proposed by and between Nu-kote International and Hewlett-Packard Company, filed of record with the Bankruptcy Court.

The principal material terms of the proposed Settlement Agreement include:

         (a) Judgments: HP shall be granted judgments and claims in its favor dismissing Nu-kote International's antitrust claims and awarding damages on HP's claims on trademark infringement, unfair competition, false advertising, attorneys' fees and costs in the following amounts: $1,500,000.00 for awardable costs incurred by HP in the HP Litigation, plus $456,937.80 for damages suffered by HP on HP's patent infringement claims, plus $434,120.00 and $1,138,394.00 for damages suffered by HP on HP's patent infringement claims, plus $434,120.00 and $1,138,394.00 for damages suffered by HP on HP's trademark/unfair competition claims and false advertising claims, plus $2,000,000.00 for HP's awardable attorney's fees in the HP Litigation, for a sum total of $5,529,451.80. The judgments and claims shall be treated as allowed liquidated, undisputed, non-contingent, unsecured pre-petition claims in the Bankruptcy Case. The judgments will not be entered until the Patent Covenants described below become effective.

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                          (DEBTOR-IN POSSESSION-NOTE 2)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1999, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

22.      SUBSEQUENT EVENTS (CONTINUED)

         (b) Injunctions: Subject to the Patent Covenants granted by HP that are described below, Nu-kote International agrees to the entry of certain injunctions against further patent infringement, trademark infringement, and false advertising. The injunctions will not be entered until after the Patent Covenants become effective.

         (c) Vacatur of Patent Rulings and Findings: The parties agree to the vacatur of certain of the District Court's orders and certain of the jury's findings regarding the validity, invalidity or infringement of certain of HP's patents. In addition, Nu-kote International acknowledges the validity, enforceability and infringement of certain HP patents.

         (d) Patent Covenants: HP grants to Nu-kote International Patent Covenants, which are covenants not to sue for infringement of certain patents as set forth in the confidential portions of the Settlement Agreement, which shall become effective upon receipt by HP of the duly executed Certificates of Compliance relating to the Document Escrow contemplated by the Settlement Agreement. The Patent Covenants will allow Nu-kote International to continue to market its line of HP compatible inkjet products.

         (e) Mutual Releases: Mutual releases executed by and between Nu-kote International for itself and for any and all Subsidiaries, predecessors, successors, assigns, and, to the extent permitted by law, for its related companies, officers, directors, employees, agents, shareholders, customers, attorneys and consultants and HP for itself and for any and all Subsidiaries, predecessors, successors, assigns, and, to the extent permitted by law, for its related companies, officers, directors, employees, agents, shareholders, customers, attorneys and consultants.

         This summary is not intended to supercede or replace any of the terms of the Settlement Agreement and shall not be used to interpret the Settlement Agreement.

         Following the filing of the Petition of Reorganization under Chapter 11 on November 6, 1998, the California District Court has stayed all further proceedings in the Epson Litigation. On April 1, 1999, the California District Court entered an Order Deferring Decision on Application of Bankruptcy Stay to the United States Bankruptcy Court for the Middle District of Tennessee, and Deferring Any Further Proceedings in this Matter Pending Decision on that Issue. The California District Court held "that there shall be no further proceedings in this action until a decision on whether the bankruptcy stay applies to Pelikan Producktions, A.G. issues from the United States Bankruptcy Court for the Middle District of Tennessee."

         Nu-kote International and Epson reached an agreement to certain limited relief regarding the appeal as sought in the Motion for Relief from Stay file by Epson. Nu-kote International and Epson agreed to relief from the automatic stay only to the extent necessary to allow the Appeal to continue as and to the extent determined appropriate by the United States Court of Appeals for the Federal Circuit. On September 8, 1999, the Federal circuit court issued its opinion remanding the issues concerning the contempt orders to the California District Court for further consideration, reversing the invalidity and unenforceability summary judgement ruling on certain Epson patents placing those patents back into the Epson Litigation, and stating that Court's opinion that the automatic stay did not apply to PPAG. On October 29,1999, the Federal Circuit issued an additional decision stating that Court's opinion that its prior decision as to all issues including vacatur and remand of the assessment of sanctions, is fully applicable to Nu-kote as to Pelikan. No trial date for the Epson Litigation has been set by the California District Court.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                PAGE
                                                                             ---------
FINANCIAL STATEMENT SCHEDULES
Independent Auditors' Report on Financial Statement Schedules .............      S-2

Report of Independent Accountants on Financial Statement Schedules ........      S-3

Schedule II - Valuation and Qualifying Accounts and Reserves for the fiscal
   years ended March 31, 1999, 1998 and 1997...............................      S-4

         The separate combined financial statements of Nu-kote Holding, Inc. ("Nu-kote") required by Rule 12-04 of Regulation S-X are not presented as Nu-kote has no operations and its balance sheet consists of only equity in and advances to subsidiaries and shareholders' equity (deficit) as reflected in the consolidated financial statements.

         All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                          INDEPENDENT AUDITORS' REPORT



          Under date of January 7, 2000, we reported on the consolidated balance sheets of Nu-kote Holdings, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in shareholders' equity (deficit) and comprehensive income (loss) and cash flows for the year then ended, which report is included on Page F-2 of the Form 10-K. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for the fiscal year ended March 31, 1999 on Page S-3 of the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

          In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          The audit report on the consolidated financial statements of Nu-kote Holdings, Inc. and subsidiaries referred to above contains an explanatory paragraph that states the consolidated financial statements do not purport to reflect or provide for the consequences of the Company's filing for reorganization under Chapter 11 of the U.S. Bankruptcy Code and the bankruptcy proceedings. The above referenced audit report on the consolidated financial statements of the Company also contains an explanatory paragraph that states that the Company's recurring losses from operations, material uncertainties related to pending litigation and other claims and shareholders' deficit raise substantial doubt about the entity's ability to continue as a going concern. The financial statement schedule referred to above does not include any adjustments that might result from the outcome of the bankruptcy proceedings and the uncertainty relating to the Company's ability to continue as a going concern.

          Our report to the consolidated financial statements of the Company refers to a change to the first-in, first-out method of valuing inventory.



KPMG LLP


Nashville, Tennessee
January 7, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

         Our report on the consolidated financial statements of Nu-kote Holding, Inc. and Subsidiaries is included on page F-3 of this Form 10-K. In connection with our audits of such financial statements we have also audited the related financial statement schedule listed in the index on Page S-1 of the Form 10-K as it relates to the fiscal years ended March 31, 1998 and 1997.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Dallas, Texas
June 26, 1998

SCHEDULE II

                     NU-KOTE HOLDING, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
            FOR THE FISCAL YEARS ENDED MARCH 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

         RESERVE FOR SALES RETURNS, ALLOWANCES AND DOUBTFUL RECEIVABLES


                                      BALANCE AT  CHARGED TO                               BALANCE AT
                                      BEGINNING   COSTS AND                                  END OF
FISCAL YEAR ENDED                     OF PERIOD   EXPENSES     WRITE-OFFS     OTHER (a)       PERIOD
------------------                   ----------  ----------   -------------  -----------     ----------
March 31, 1997 ...............        3,933        $1,786        $(1,523)        $(455)        $3,741

March 31, 1998 ...............        3,741         2,740           (897)         (111)         5,473

March 31, 1999 ...............        5,473         1,517         (1,448)           --          5,542



                     EXCESS AND OBSOLETE INVENTORY RESERVES

                                      BALANCE AT  CHARGED TO                               BALANCE AT
                                      BEGINNING   COSTS AND                                  END OF
FISCAL YEAR ENDED                     OF PERIOD   EXPENSES     WRITE-OFFS     OTHER (a)       PERIOD
------------------                   ----------  ----------   -------------  -----------     ----------
March 31, 1997 ...............      $10,966      $7,034      $ (2,756)      $(1,436)      $13,808

March 31, 1998 ...............       13,808       5,190        (5,799)         (615)       12,584

March 31, 1999 ...............       12,584       6,707       (10,007)           17         9,301




                             RESTRUCTURING RESERVES

                                      BALANCE AT  CHARGED TO                               BALANCE AT
                                      BEGINNING   COSTS AND                                  END OF
FISCAL YEAR ENDED                     OF PERIOD   EXPENSES     WRITE-OFFS     OTHER (a)       PERIOD
------------------                   ----------  ----------   -------------  -----------     ----------

March 31, 1997 ...............      $   --      $ 15,139       $(13,258)      $ --       $1,881

March 31, 1998 ...............       1,881          (738)          (920)       (43)         180

March 31, 1999 ...............         180         1,291           (589)        --          882


(a)      Other deductions relate primarily to exchange rate adjustments.